Form 10-Q
period 1995-03-31
DIAGNOSTIC PRODUCTS CORP
filed 1995-04-25
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the quarterly period ended March 31, 1995

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from                   to
                                        -----------------    -----------------
         Commission file number 1-9957

                           DIAGNOSTIC PRODUCTS CORPORATION
                (Exact name of registrant as specified in its charter)

          CALIFORNIA                                            95-2802182
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                             5700 WEST 96TH STREET
                         LOS ANGELES, CALIFORNIA 90045
                    (Address of principal executive offices)

                Registrant's telephone number:   (213) 776-0180


                                   NO CHANGE

        (Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [ YES  X]  [NO      ]


    The number of shares of Common Stock, no par value, outstanding as of March 31, 1995, was 13,061,242.

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except per share data)                            Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                1995           1994
                                                               -------        -------
SALES                                                          $39,201        $27,773
COSTS AND EXPENSES:
Cost of sales                                                   17,262         11,817
Selling                                                          6,603          5,586
Research and development                                         3,870          3,290
General and administrative                                       4,142          3,005
Equity in income of affiliates                                    (320)          (459)
Investment income                                                 (311)          (154)
                                                               -------        -------
Total costs and expenses                                        31,246         23,085
                                                               -------        -------
INCOME BEFORE INCOME TAXES                                       7,955          4,688
PROVISION FOR INCOME TAXES                                       2,150          1,220
                                                               -------        -------
NET INCOME                                                     $ 5,805        $ 3,468
                                                               =======        =======
NET INCOME PER SHARE OF COMMON STOCK:
  Primary                                                        $ .42          $ .26
  Fully Diluted                                                    .41            .25
AVERAGE COMMON SHARES OUTSTANDING:
  Primary                                                       13,683         13,529
  Fully Diluted                                                 14,224         13,832

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)                                                           March 31,          December 31,
                                                                                   1995                 1994
                                                                                -----------         ------------
ASSETS                                                                          (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                     $ 16,489            $ 14,833
    Accounts receivable - net of allowance for
      doubtful accounts of $84 and $76                                              38,480              32,076
    Inventories                                                                     30,678              28,324
    Prepaid expenses and other current assets                                          689                 983
    Deferred income tax benefit                                                      2,123               2,123
                                                                                  --------            --------
    Total current assets                                                            88,459              78,339
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                                              27,294              26,224
    Machinery and equipment                                                         33,170              31,040
    Leasehold improvements                                                           6,175               6,175
    Construction in progress                                                           951                 162
                                                                                  --------            --------
    Total                                                                           67,590              63,601
    Less accumulated depreciation and amortization                                  28,516              26,337
                                                                                  --------            --------
    Property, plant and equipment - net                                             39,074              37,264
SALES-TYPE AND OPERATING LEASES                                                      9,923               8,005
DEFERRED INCOME TAXES                                                                2,537               2,537
INVESTMENTS IN AFFILIATED COMPANIES                                                 12,763              12,775
EXCESS OF COST OVER NET ASSETS ACQUIRED -
    Net of amortization of $4,675 and $4,453                                        13,593              13,815
                                                                                  --------            --------
TOTAL ASSETS                                                                      $166,349            $152,735
                                                                                  ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                              $ 13,221            $ 11,667
    Accrued liabilities                                                              6,022               5,124
    Income taxes payable                                                             2,431                 844
                                                                                  --------            --------
    Total current liabilities                                                       21,674              17,635
SHAREHOLDERS' EQUITY:
    Common Stock - no par value, authorized 30,000,000 shares;
      outstanding 13,061,242 shares and 12,952,880 shares.                          28,886              27,334
    Retained earnings                                                              117,549             113,041
    Foreign currency translation adjustments                                        (1,760)             (5,275)
                                                                                  --------            --------
    Total shareholders' equity                                                     144,675             135,100
                                                                                  --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $166,349            $152,735
                                                                                  ========            ========



                                       2

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(Dollars in Thousands)                                                         Three Months Ended
                                                                                    March 31,
                                                                             -----------------------
                                                                              1995            1994
                                                                             -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $ 5,805         $ 3,468
   Adjustments to reconcile net income to net cash
   flows from operating activities:
      Depreciation and amortization                                            1,684           1,124
      Equity in undistributed income of
        unconsolidated affiliates                                                 12             282
      Accounts receivable                                                     (5,307)         (3,092)
      Inventories                                                             (1,875)            248
      Prepaid expenses and other current assets                                  294             178
      Accounts payable                                                           324            (384)
      Accrued liabilities                                                        898             292
      Income taxes payable                                                     1,579             690
                                                                             -------         -------
   Net Cash Flows from Operating Activities                                    3,414           2,806

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
      Additions to property, plant and equipment                              (1,936)           (598)
      Sales-type and operating leases                                         (1,292)           (904)
                                                                             -------         -------
   Net Cash from (used for) Investing Activities                              (3,228)         (1,502)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                  1,552              99
      Cash dividends paid                                                     (1,297)         (1,310)
      Repurchase of common stock                                                              (2,429)
                                                                             -------         -------
   Net Cash from (used for) Financing Activities                                 255          (3,640)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        1,215             (51)
                                                                             -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,656          (2,387)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                14,833          12,884
                                                                             -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $16,489         $10,497
                                                                             =======         =======

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The information for the three months ended March 31, 1995 and 1994 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 annual report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ending March 31, 1995 are not necessarily indicative of the results to be expected for the year ended December 31, 1995.

Net income per share - primary is based upon the weighted average number of common shares outstanding, including stock options when dilutive. Net income per share - fully diluted is based upon the weighted average number of common shares outstanding and the assumed exercise of all dilutive stock options, including the effect of contingent options.

NOTE 2 -- INVENTORIES

Inventories by major categories are summarized as follows:

                                          March 31,         December 31,
                                            1995                1994
                                         -----------        ------------
Raw materials                            $ 9,302,000         $ 9,259,000
Work in process                           11,955,000          11,233,000
Finished goods                             9,421,000           7,832,000
                                         -----------         -----------
Total                                    $30,678,000         $28,324,000
                                         ===========         ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Record sales of $39.2 million were achieved in the first quarter 1995, a 41% increase over the first quarter 1994. The sales increases are principally a result of the continuing increased worldwide acceptance of the fully automated, random access IMMULITE system. The system is expected to account for the greatest amount of growth of all the Company's product lines for the foreseeable future. In periods when the U.S. dollar is weakening, the effect of translation of the financial statements of the consolidated foreign affiliates is that of higher sales, costs and net income. The weaker U.S. dollar in the first quarter 1995 when compared to the first quarter 1994 resulted in increased sales of approximately 8% and increased net income of approximately 5%.

Cost of sales as a percentage of sales was 44% as compared to 43% in the corresponding 1994 quarter. The 44% in the 1995 quarter was an improvement from the 46% reported in the fourth quarter 1994 principally resulting from increased utilization at the Wales manufacturing facility and at the New Jersey IMMULITE instrument manufacturing facility.

Selling expenditures increased 18% in the 1995 quarter compared to the 1994 quarter representing 17% of sales in 1995 and 20% of sales in 1994. These increased costs are a result of the continual expansion of the marketing and sales effort, especially for the IMMULITE system.

Research and development expenditures increased 18% in 1995 over 1994. These expenditures have increased to support the IMMULITE system.

General and administrative costs were about 11% of sales in both 1995 and 1994. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired.

Equity in income of affiliates, which decreased 30% in the 1995 first quarter compared to the 1994 quarter, represents the Company's share of earnings of nonconsolidated affiliates, principally the 45%-owned Italian affiliate. Profitability in Italy continued to be adversely effected by reduced sales caused by the current serious economic problems and reductions in health care cost reimbursements.

The Company's effective tax rate includes Federal, state and foreign taxes. The 1995 rate of 27% approximates the 1994 rate of 26%.

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Cash flow from operating activities was $3.4 million in the first quarter 1995 compared to $2.8 million in the 1994 quarter.

During 1994 and the first quarter of 1995, the Company paid a quarterly cash dividend of $.10 per share. Commencing with the second quarter of 1995, the quarterly dividend will be increased to $.12 per share. In the 1994 first quarter, the Company repurchased 129,200 shares of its Common Stock in the open market at a cost of $2,429,000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS AND ITEM 5.  OTHER INFORMATION.

The Company has a supply contract with Lumigen, Inc. for chemical compounds which are key components in the IMMULITE system. For several years Lumigen was involved in multiple legal proceedings both domestically and internationally with Tropix, Inc., which challenged Lumigen's patent and other rights to these compounds and other technology. Effective as of February 9, 1995, the parties involved in this litigation and the Company entered into various agreements to resolve their disputes and to set forth various supply and other arrangements relating to the technology. Pursuant to the agreements, the Company has the right for ten years to purchase the chemical compounds currently in use from Lumigen or, in certain circumstances, from Tropix. The Company has guaranteed Lumigen's minimum payment obligations to Tropix in the amount of $1,000,000 in each of 1995 and 1996 and $600,000 in each of the next eight years, and Tropix has agreed not to sue the Company or its customers for their sale or use of certain technology for a period of ten years. Tropix also agreed to supply the Company with certain other chemical compounds for use in veterinary kits for ten years.

Pursuant to an agreement between Lumigen and the Company, Lumigen has agreed to reimburse the Company for any amounts the Company may be required to pay Tropix under its guaranty. To secure such agreement, in certain events Lumigen will be required to grant the Company a security interest in all of its assets. Furthermore, the Company will from time to time deposit into an escrow account certain of the payments it owes Lumigen under their supply contract and such escrow proceeds will be used to pay Lumigen's obligations to Tropix. The Company has also purchased an 8% equity interest in Lumigen.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. NONE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DIAGNOSTIC PRODUCTS CORPORATION
                                                                    (Registrant)

                APRIL 25, 1995                                         SIGI ZIERING
- - ----------------------------------------------          ------------------------------------------
Date                                                    Sigi Ziering, Ph.D., Chairman of the Board
                                                                 Chief Executive Officer

                APRIL 25, 1995                                     JULIAN R. BOCKSERMAN
- - ----------------------------------------------          ------------------------------------------
Date                                                       Julian R. Bockserman, Vice President
                                                                  Chief Financial Officer