Form 10-Q
period 1995-06-30
DIAGNOSTIC PRODUCTS CORP
filed 1995-07-27
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ---------------

                                   FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from              to
                                               -------------   ----------------
                Commission file number 1-9957

                        Diagnostic Products Corporation
             (Exact name of registrant as specified in its charter)

                        CALIFORNIA                               95-2802182
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

                             [ YES  X ]  [NO      ]


    The number of shares of Common Stock, no par value, outstanding as of June 30, 1995, was 13,103,065.


================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except per share data)                        Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                           -----------------------        ---------------------
                                                             1995           1994           1995          1994
                                                           -------         -------        -------       -------
SALES                                                      $38,534         $30,132        $77,735       $57,905
                                                           -------         -------        -------       -------
COSTS AND EXPENSES:
Cost of sales                                               16,971          13,266         34,233        25,083
Selling                                                      6,803           5,635         13,406        11,221
Research and development                                     4,077           3,163          7,947         6,453
General and administrative                                   3,172           3,285          7,314         6,290
Equity in income of affiliates                                (295)           (465)          (615)         (924)
Investment income                                             (359)            (52)          (670)         (206)
                                                           -------         -------        -------       -------
Total costs and expenses                                    30,369          24,832         61,615        47,917
                                                           -------         -------        -------       -------
INCOME BEFORE INCOME TAXES                                   8,165           5,300         16,120         9,988
PROVISION FOR INCOME TAXES                                   2,060           1,400          4,210         2,620
                                                           -------         -------        -------       -------
NET INCOME                                                 $ 6,105         $ 3,900        $11,910       $ 7,368
                                                           =======         =======        =======       =======
NET INCOME PER SHARE OF COMMON STOCK:
  Primary                                                  $   .44           $ .29        $   .86       $   .55
  Fully Diluted                                                .42             .28            .83           .53

AVERAGE COMMON SHARES OUTSTANDING:
  Primary                                                   13,986          13,403         13,834        13,466
  Fully Diluted                                             14,387          13,844         14,340        13,867

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

                                                                     June 30,             December 31,
                                                                       1995                   1994
                                                                    -----------           ------------
ASSETS                                                              (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                        $ 16,310               $ 14,833
    Accounts receivable - net of allowance for
      doubtful accounts of $90 and $76                                 38,630                 32,076
    Inventories                                                        32,649                 28,324
    Prepaid expenses and other current assets                             826                    983
    Deferred income tax benefit                                         2,123                  2,123
                                                                     --------               --------
    Total current assets                                               90,538                 78,339

PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                                 27,150                 26,224
    Machinery and equipment                                            34,051                 31,040
    Leasehold improvements                                              6,179                  6,175
    Construction in progress                                            1,825                    162
                                                                     --------               --------
    Total                                                              69,205                 63,601
    Less accumulated depreciation and amortization                     29,247                 26,337
                                                                     --------               --------
    Property, plant and equipment - net                                39,958                 37,264

SALES-TYPE AND OPERATING LEASES                                        11,331                  8,005

DEFERRED INCOME TAXES                                                   2,537                  2,537

INVESTMENTS IN AFFILIATED COMPANIES                                    12,748                 12,775

EXCESS OF COST OVER NET ASSETS ACQUIRED -
    Net of amortization of $4,897 and $4,453                           13,371                 13,815
                                                                     --------               --------
TOTAL ASSETS                                                         $170,483               $152,735
                                                                     ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                 $ 13,347               $ 11,667
    Accrued liabilities                                                 3,669                  5,124
    Income taxes payable                                                3,795                    844
                                                                     --------               --------
    Total current liabilities                                          20,811                 17,635

SHAREHOLDERS' EQUITY:
    Common Stock - no par value, authorized 30,000,000 shares;
      outstanding 13,103,065 shares and 12,952,880 shares.             29,909                 27,334
    Retained earnings                                                 122,086                113,041
    Foreign currency translation adjustments                          (2,323)                (5,275)
                                                                     --------               --------
    Total shareholders' equity                                        149,672                135,100
                                                                     --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $170,483               $152,735
                                                                     ========               ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(Dollars in Thousands)                                                          Six Months Ended
                                                                                    June 30,
                                                                             -----------------------
                                                                              1995            1994
                                                                             -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                             $11,910         $ 7,368
   Adjustments to reconcile net income to net cash
     flows from operating activities:
      Depreciation and amortization                                            2,683           2,584
      Equity in undistributed income of
        unconsolidated affiliates                                                 27            (145)
      Accounts receivable                                                     (5,405)         (4,109)
      Inventories                                                             (3,938)          1,449
      Prepaid expenses and other current assets                                  157             (10)
      Accounts payable                                                           500            (176)
      Accrued liabilities                                                     (1,455)           (730)
      Income taxes payable                                                     2,930            (662)
                                                                             -------         -------
   Net Cash Flows from Operating Activities                                    7,409           5,569

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
      Additions to property, plant and equipment                              (3,892)         (2,239)
      Sales-type and operating leases                                         (2,650)         (2,412)
                                                                             -------         -------
   Net Cash from (used for) Investing Activities                              (6,542)         (4,651)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
      Borrowing under credit agreement                                                         3,000
      Proceeds from exercise of stock options                                  2,575             114
      Cash dividends paid                                                     (2,865)         (2,607)
      Repurchase of common stock                                                              (2,429)
                                                                             -------         -------
   Net Cash from (used for) Financing Activities                                (290)         (1,922)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          900             179
                                                                             -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,477            (825)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                14,833          12,884
                                                                             -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $16,310         $12,059
                                                                             =======         =======

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The information for the six months ended June 30, 1995 and 1994 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the six-month period ending June 30, 1995 are not necessarily indicative of the results to be expected for the year ended December 31, 1995.

Net income per share - primary is based upon the weighted average number of common shares outstanding, including stock options when dilutive. Net income per share - fully diluted is based upon the weighted average number of common shares outstanding and the assumed exercise of all dilutive stock options, including the effect of contingent options.


NOTE 2 -- INVENTORIES

Inventories by major categories are summarized as follows:


                                      June 30,            December 31,
                                        1995                 1994
                                     -----------          ------------
Raw materials                        $10,651,000          $ 9,259,000
Work in process                       13,444,000           11,233,000
Finished goods                         8,554,000            7,832,000
                                     -----------          -----------
Total                                $32,649,000          $28,324,000
                                     ===========          ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales of $38.5 million were achieved in the second quarter 1995, a 28% increase over the second quarter 1994. Sales for the six months were a record $77.8 million, a 34% increase over 1994. The sales increases are principally a result of the continuing increased worldwide acceptance of the fully automated, random access IMMULITE system. The system is expected to account for the greatest amount of growth of all the Company's product lines for the foreseeable future. In periods when the U.S. dollar is weakening, the effect of translation of the financial statements of the consolidated foreign affiliates is that of higher sales, costs and net income. The weaker U.S. dollar in the second quarter 1995 when compared to the second quarter 1994 resulted in increased sales of approximately 7% and increased net income of approximately 3%. For the six month period the weaker 1995 U.S. dollar resulted in increased sales of approximately 7% and increased net income of approximately 4%.

Cost of sales as a percentage of sales in the 1995 second quarter and six months was 44% compared to 44% and 43% in the corresponding 1994 periods. The 44% in 1995 was an improvement from the 46% reported in the fourth quarter 1994 principally resulting from increased utilization at the Wales manufacturing facility and at the New Jersey IMMULITE instrument manufacturing facility.

Selling expenditures increased approximately 20% in the 1995 second quarter and six months compared to 1994 representing 17% of sales in 1995 and 19% of sales in 1994. These increased costs are a result of the continued expansion of the marketing and sales effort, especially for the IMMULITE system.

Research and development expenditures increased 29% in the 1995 second quarter and 23% in the 1995 six months over the corresponding periods of the prior year. These expenditures have increased to support the IMMULITE system.

General and administrative costs were approximately 8% and 9% of sales in the 1995 periods compared to 11% of sales in the 1994 periods. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired.

Equity in income of affiliates, which decreased 37% in the 1995 second quarter and decreased 33% in the 1995 six months when compared to the 1994 periods, represents the Company's share of earnings of nonconsolidated affiliates, principally the 45%-owned Italian affiliate. Profitability in Italy continued to be adversely effected by reduced sales caused by the current serious economic problems and reductions in health care cost reimbursements.

The Company's effective tax rate includes Federal, state and foreign taxes. The 1995 rate of 26% approximates the 1994 rate of 26%.

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Cash flow from operating activities was $7.4 million in 1995 compared to $5.6 million in 1994.

During 1994 and the first quarter of 1995, the Company paid a quarterly cash dividend of $.10 per share. Commencing with the second quarter of 1995, the quarterly dividend was increased to $.12 per share. In March 1994, the Company repurchased 129,200 shares of its Common Stock in the open market at a cost of $2,429,000.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on May 3, 1995. The only matter voted on was the election of directors. Each nominee received the following votes:



Nominee                   For              Withheld
- ---------------------------------------------------
Sigi Ziering              10,927,744       27,137
Sidney A. Aroesty         10,929,744       25,137
Marilyn Ziering           10,929,594       25,287
Joseph Kleiman            10,929,744       25,137
Maxwell H. Salter         10,929,744       25,137
James D. Watson           10,930,094       24,787
Michael Ziering           10,928,144       26,737

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    27    Financial Data Schedule
(b) Reports on Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                      DIAGNOSTIC PRODUCTS CORPORATION
                                                                                         (Registrant)

                JULY  27, 1995                                         SIGI ZIERING
- ---------------------------------------------           ---------------------------------------------
Date                                                       Sigi Ziering, Ph.D., Chairman of the Board
                                                                              Chief Executive Officer


                JULY  27, 1995                                     JULIAN R. BOCKSERMAN
- ---------------------------------------------           ---------------------------------------------
Date                                                             Julian R. Bockserman, Vice President
                                                                              Chief Financial Officer