Form 10-Q
period 1995-09-30
DIAGNOSTIC PRODUCTS CORP
filed 1995-10-24
CIK 702259

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                  FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to _____________________

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

                             [ YES   X ][NO      ]


    The number of shares of Common Stock, no par value, outstanding as of September 30, 1995, was 13,357,203.


===============================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except per share data)                     Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                          -------------------   --------------------
                                                           1995        1994       1995         1994
                                                          -------     -------   --------     -------
SALES                                                     $40,530     $30,643   $118,265     $88,548
                                                          -------     -------   --------     -------
COSTS AND EXPENSES:
Cost of sales                                              19,066      13,275     53,299      38,358
Selling                                                     6,951       5,589     20,357      16,810
Research and development                                    3,970       3,337     11,917       9,790
General and administrative                                  3,337       3,056     10,651       9,346
Equity in income of affiliates                               (125)       (221)      (740)     (1,145)
Investment income                                            (610)       (141)    (1,280)       (347)
                                                          -------     -------   --------     -------
Total costs and expenses                                   32,589      24,895     94,204      72,812
                                                          -------     -------   --------     -------
INCOME BEFORE INCOME TAXES                                  7,941       5,748     24,061      15,736
PROVISION FOR INCOME TAXES                                  2,050       1,430      6,260       4,050
                                                          -------     -------   --------     -------
NET INCOME                                                $ 5,891     $ 4,318    $17,801     $11,686
                                                          =======     =======   ========     =======
NET INCOME PER SHARE OF COMMON STOCK:
  Primary                                                   $ .43       $ .32      $1.29       $ .87
  Fully Diluted                                               .41         .31       1.24         .84
AVERAGE COMMON SHARES OUTSTANDING:
  Primary                                                  13,846      13,572     13,838      13,501
  Fully Diluted                                            14,251      13,936     14,326      13,933

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
                                                                  September 30,            December 31,
                                                                      1995                    1994
                                                                  -------------            ------------
ASSETS                                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                        $ 15,954               $ 14,833
    Accounts receivable - net of allowance for
      doubtful accounts of $85 and $76                                 38,656                 32,076
    Inventories                                                        32,964                 28,324
    Prepaid expenses and other current assets                             613                    983
    Deferred income taxes                                               2,123                  2,123
                                                                     --------               --------
    Total current assets                                               90,310                 78,339
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                                 27,376                 26,224
    Machinery and equipment                                            36,365                 31,040
    Leasehold improvements                                              6,179                  6,175
    Construction in progress                                            1,552                    162
                                                                     --------               --------
    Total                                                              71,472                 63,601
    Less accumulated depreciation and amortization                     30,622                 26,337
                                                                     --------               --------
    Property, plant and equipment - net                                40,850                 37,264
SALES-TYPE AND OPERATING LEASES                                        15,548                  8,005
DEFERRED INCOME TAXES                                                   2,537                  2,537
INVESTMENTS IN AFFILIATED COMPANIES                                    12,532                 12,775
EXCESS OF COST OVER NET ASSETS ACQUIRED -
    Net of amortization of $5,127 and $4,453                           16,699                 13,815
                                                                     --------               --------
TOTAL ASSETS                                                         $178,476               $152,735
                                                                     ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                 $ 15,717               $ 11,667
    Accrued liabilities                                                 3,973                  5,124
    Income taxes payable                                                1,922                    844
                                                                     --------               --------
    Total current liabilities                                          21,612                 17,635
SHAREHOLDERS' EQUITY:
    Common Stock - no par value, authorized 30,000,000 shares;
      outstanding 13,357,203 shares and 12,952,880 shares.             33,697                 27,334
    Retained earnings                                                 126,389                113,041
    Foreign currency translation adjustments                           (3,222)                (5,275)
                                                                     --------               --------
    Total shareholders' equity                                        156,864                135,100
                                                                     --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $178,476               $152,735
                                                                     ========               ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(Dollars in Thousands)                                                          Nine Months Ended
                                                                                  September 30,
                                                                            ------------------------
                                                                             1995             1994
                                                                            --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $17,801         $11,686
   Adjustments to reconcile net income to net cash
   flows from operating activities (Net of effects from
   1995 purchase of Brazilian distributor):
      Depreciation and amortization                                            4,363           4,089
      Equity in undistributed income of
        unconsolidated affiliates                                                243            (354)
      Accounts receivable                                                     (3,940)         (4,889)
      Inventories                                                             (3,957)           (723)
      Prepaid expenses and other current assets                                  370              48
      Accounts payable                                                        (7,077)           (372)
      Accrued liabilities                                                     (1,151)           (392)
      Income taxes payable                                                     1,052            (437)
                                                                             -------         -------
   Net Cash Flows from Operating Activities                                    7,704           8,656

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
      Additions to property, plant and equipment                              (5,264)         (3,157)
      Sales-type and operating leases                                         (3,719)         (1,888)
      Purchase of Brazilian distributor                                           (1)
                                                                             -------         -------
   Net Cash from (used for) Investing Activities                              (8,984)         (5,045)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                  6,363             184
      Cash dividends paid                                                     (4,453)         (3,905)
      Repurchase of common stock                                                              (2,429)
                                                                             -------         -------
   Net Cash from (used for) Financing Activities                               1,910          (6,150)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          491             350
                                                                             -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           1,121          (2,189)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                14,833          12,884
                                                                             -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $15,954         $10,695
                                                                             =======         =======

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The information for the nine months ended September 30, 1995 and 1994 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the nine-month period ending September 30, 1995 are not necessarily indicative of the results to be expected for the year ended December 31, 1995.

Net income per share - primary is based upon the weighted average number of common shares outstanding, including stock options when dilutive. Net income per share - fully diluted is based upon the weighted average number of common shares outstanding and the assumed exercise of all dilutive stock options, including the effect of contingent options.

NOTE 2 -- INVENTORIES

Inventories by major categories are summarized as follows:

                                                                    September 30,        December 31,
                                                                        1995                 1994
                                                                     -----------         -----------
Raw materials                                                        $10,697,000         $ 9,259,000
Work in process                                                       13,807,000          11,233,000
Finished goods                                                         8,460,000           7,832,000
                                                                     -----------         -----------
Total                                                                $32,964,000         $28,324,000
                                                                     ===========         ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Record sales of $40.5 million were achieved in the third quarter 1995, a 32% increase over the third quarter 1994. Sales for the nine months were a record $118.3 million, a 34% increase over 1994. The sales increases are principally a result of the continuing increased worldwide acceptance of the fully automated, random access IMMULITE system. The system is expected to account for the greatest amount of growth of all the Company's product lines for the foreseeable future. In periods when the U.S. dollar is weakening, the effect of translation of the financial statements of the consolidated foreign affiliates is that of higher sales, costs and net income. The weaker U.S. dollar in the third quarter 1995 when compared to the third quarter 1994 resulted in higher reported sales of approximately 5% and higher reported net income of approximately 3%. For the nine month period, the weaker 1995 U.S. dollar resulted in higher reported sales of approximately 7% and higher reported net income of approximately 4%.

Cost of sales as a percentage of sales in the 1995 third quarter and nine months was 47% and 45% compared to 43% in the corresponding periods in 1994. These increases are due to higher cost of sales percentages derived from the manufacture and sale of instruments at lower margins.

Selling expenditures increased approximately 24% and 21% in the 1995 third quarter and nine months compared to 1994 representing 17% of sales in 1995 and 18% and 19% of sales in 1994. These increased costs are a result of the continued expansion of the marketing and sales effort, especially for the IMMULITE system.

Research and development expenditures increased 19% in the 1995 third quarter and 22% in the1995 nine months over the corresponding periods of the prior year. These expenditures have increased to support the IMMULITE system.

General and administrative costs were approximately 8% and 9% of sales in the 1995 third quarter and nine months compared to approximately 10% of sales in the 1994 periods. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired.

Equity in income of affiliates, which decreased 43% in the 1995 third quarter and decreased 35% in the 1995 nine months when compared to the 1994 periods, represents the Company's share of earnings of nonconsolidated affiliates, principally the 45%-owned Italian affiliate. Profitability in Italy continued to be adversely effected by reduced sales caused by current serious economic problems and reductions in health care cost reimbursements.

As of September 1, 1995, the Company acquired a 56% equity interest in DPC Medlab Produtos Hospitalares Ltda., the Company's Brazilian distributor.

The Company's effective tax rate includes Federal, state and foreign taxes. The 1995 rate of 26% approximates the 1994 rate of 26%.

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Cash flow from operating activities was $7.7 million in 1995 nine months compared to $8.7 million in 1994 period.

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

                                               DIAGNOSTIC PRODUCTUS CORPORATION
                                                                   (Registrant)

        October 24, 1995                            Sigi Ziering
--------------------------------        ---------------------------------------
Date                                           Sigi Ziering, Ph.D., Chairman of
                                              the Board Chief Executive Officer


        October 24, 1995                        Julian R. Bockserman
--------------------------------        ---------------------------------------
Date                                       Julian R. Bockserman, Vice President
                                                        Chief Financial Officer