Form 10-K405
period 1995-12-31
DIAGNOSTIC PRODUCTS CORP
filed 1996-03-25
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

        /X/ Annual report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

        For the year ended December 31, 1995

        / / Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

        For the transition period from                     to
                                      ---------------------  ----------------
        Commission file number 1-9957

                         DIAGNOSTIC PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                        95-2802182
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

                              5700 WEST 96TH STREET
                          LOS ANGELES, CALIFORNIA 90045
                    (Address of principal executive offices)
                  Registrant's telephone number: (213) 776-0180


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                            ON WHICH REGISTERED
    Common Stock, no par value                       New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /YES X/ /NO/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $386,000,000 as of March 15, 1996.

    The number of shares of Common Stock, no par value, outstanding as of March 15, 1996, was 13,533,156.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the 1996 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1.   BUSINESS

Diagnostic Products Corporation ("DPC" or the "Company") develops, manufactures and markets medical immunodiagnostic test kits and related instrumentation which utilize state-of-the-art technology derived from immunology and molecular biology. The Company's products are used by hospitals, clinical, veterinary, research, and forensic laboratories and doctors' offices to obtain precise and rapid identification and measurement of hormones, drugs, viruses, bacteria and other substances present in body fluids and tissues at infinitesimal concentrations. The principal clinical applications of the Company's more than 300 assays (tests) relate to diagnosis of thyroid conditions and anemia; testing for pregnancy, fertility and fetal well-being; management of diabetes and certain types of cancer; drugs of abuse testing; rapid diagnosis of infectious diseases, including sexually transmitted diseases; allergy testing; and diagnosis of a variety of disorders due to hormone and steroid imbalances. The Company believes that it is the market leader in fertility testing, with the most comprehensive line of kits currently available. The Company's kits are used for in vitro testing, meaning the tests are performed outside of the body, typically in a test tube. The Company, with its affiliated research and development and manufacturing facilities in the United Kingdom, Japan, Germany, China and Italy, markets its products through a national sales force and through a worldwide distribution network covering 100 countries.

    Unless the context otherwise requires, the terms "DPC" and the "Company" include the Company's consolidated subsidiaries.

THE MATURE RIA MARKET

Since its inception in 1971, DPC's core business has been based on RIA (radioimmunoassay) technology, which utilizes radioisotopes to achieve high levels of test specificity and sensitivity. RIA tests are labor intensive and must be performed by skilled technicians. During the 1970's and 1980's, the RIA market increased significantly and the Company developed one of the most extensive lines of RIA kits available.

    In the early 1980's, the market began to shift to nonisotopic systems based mainly on florescence (FIA) and enzyme (EIA) labels. Currently, nonisotopic systems account for approximately 90% of the market. Although nonisotopic techniques, such as the IMMULITE products, account for a growing percentage of the Company's total sales, RIA test kits continue to generate the majority of the Company's sales.

    While the immunoassay market is increasing worldwide, the RIA segment of this market has been decreasing. This decline reflects concerns regarding the disposal of radioactive materials used in RIA tests and demands for labor-saving, automated immunodiagnostic systems which utilize nonisotopic tests. Even though the worldwide market for RIA is contracting, DPC has continued to achieve good sales levels in this segment and expects RIA to continue to be an important market for the Company. The Company's strategy for the RIA market includes the following:

    - Exploit markets which have been abandoned by competitors;

    - Exploit niche markets by developing products aimed at readily identified market needs; and

    - Exploit certain foreign markets, such as South America and certain less industrialized countries, where demand for RIA tests is still growing due to the lower labor and reagent costs and the availability of the gamma counting equipment necessary to perform the tests.

    The Company continues to expand its RIA product line. During 1995, the Company obtained FDA approval for 5 RIA test kits, including a test for measuring PSA (prostate specific antigen). The total worldwide market for PSA, which is the most useful available tumor marker for prostate cancer, is estimated to be approximately $200 million per year.

IMMULITE -- TRANSITION TO A FULLY INTEGRATED SYSTEMS COMPANY

With the acquisition of Cirrus Diagnostics Inc. in May 1992, the Company was able to enter the marketplace for fully automated, nonisotopic diagnostic instrumentation systems, the most rapidly growing segment of the immunoassay market. The IMMULITE system, which was developed by Cirrus, is an auto-mated, random-access, computer-based instrument which performs immunoassays utilizing chemiluminescent technology. The IMMULITE system is totally automated with respect to sample and conjugate handling, incubation, washing and substrate addition. Printed reports are generated by the system's external computer for each sample. The system has the potential for total random-access immunoassays (meaning that the system can perform any test, or combination of tests, on any patient sample at any time) with capacity for walk-away processing of up to 120 samples per hour.

    Whereas DPC's RIA tests can be performed on equipment manufactured by many different companies, IMMULITE is a closed system; that is, it can only accommodate IMMULITE assays. Accordingly, one of the most important factors in the successful marketing of the IMMULITE system is the ability to offer a broad menu of assays which can be performed on the system. During 1995, the Company developed 19 assays for the IMMULITE system, bringing the total number of IMMULITE assays to 56, 28 of which have been approved by the FDA for marketing in the United States. DPC currently offers the most complete panel of assays available in the key areas of thyroid, fertility and cancer testing. Included in the fertility panel are tests for estradiol and progesterone, both important assays which are not yet available on many other automated systems. IMMULITE products also include allergy panels and an initial group of assays for infectious diseases was introduced in 1995.

    The patented solid-phase wash technology and chemiluminescent detection method employed in the IMMULITE system enables the Company to improve the sensitivity of tests used on the IMMULITE system. An assay's sensitivity is the smallest amount of a substance which it can detect. DPC's Third Generation TSH assay is the only fully automated assay for TSH offering the level of sensitivity required for TSH to serve as a first-line screen for thyroid disorders, thus replacing the multiple tests previously required with a single test. Because this assay provides physicians with a more cost effective, accurate and useful diagnostic tool, approximately 90 percent of all IMMULITE customers in the United States have adopted this assay for routine thyroid testing. In 1995 the Company also developed a Third Generation PSA, one of the most sensitive tests available for prostate specific antigen. This test is not yet approved for sale in the United States, but is being sold in foreign markets.

    In 1995, DPC continued the development of its next generation IMMULITE instrumentation. The IMMULITE 2000 will have almost double the throughput of the current model and will incorporate new features such as primary tube sampling. This feature, by which the instrument takes the test sample directly from the patient's blood collection tube, will increase laboratory safety and productivity. The IMMULITE 2000 will provide the Company with access to the market represented by higher volume hospitals and laboratories. The IMMULITE 2000 will be introduced at the July 1996 Annual Meeting of the American Association for Clinical Chemistry in Chicago and is expected to be available for delivery to customers in early 1997.

ALLERGY TESTING

 An important market segment to which the Company has devoted significant development and marketing resources is the area of allergy testing. While this market is dominated by Pharmacia of Sweden, the Company believes that its technology is competitive in this large and growing market. DPC offers three distinct methodologies for its AlaSTAT allergy product line based on a patented liquid-handling technology: (i) the traditional RIA format, (ii) a tube methodology for smaller laboratories preferring nonisotopic methodologies, and
(iii) a microplate-based system for larger laboratories desiring full automation. In addition, the IMMULITE system offers a fully automated test for total IgE as well as a pivotal screening test (AlaTOP), the most widely used first line test for allergies.

    The number of specific allergens which the DPC methodologies can handle is rapidly expanding. During 1995, DPC obtained FDA approval to market 57 new tests for specific allergens in microplate format. In addition, DPC obtained FDA approval to market the first commercial test for determining sensitivity to latex products in patients and health care professionals exposed to latex products.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company devotes substantial resources to research and development to update and improve its existing products, as well as to develop new products. Because of the importance of being able to offer an extensive menu of assays on the IMMULITE system, approximately 80% of research and development activities in 1995 related to the development of IMMULITE assays. The Company expects similar levels in the coming year. The Company conducts research and development activities at facilities located in Los Angeles, Randolph, New Jersey, the United Kingdom, Germany, Japan (a 50%-owned joint venture), and Italy (through its 45%-owned subsidiary). During the years ended December 31, 1993, 1994 and 1995, the Company spent $12,768,000, $13,404,000 and $16,135,000 on research and development, representing approximately 12%, 11% and 10% of sales.

MANUFACTURING AND SERVICE

The Company's principal test kit manufacturing facility is located in Los Angeles, California. Approximately 10% of test kit production is conducted at the EURO/DPC facility in the United Kingdom. The Company's European manufacturing facilities enable the Company to maintain its competitiveness in the EEC by minimizing import duties and freight charges and by reducing the effects of currency exchange fluctuations. Certain kits are also manufactured in Japan by the Company's 50%-owned joint venture, and by the DPC Biermann GmbH facility in Germany.

    The IMMULITE system instrumentation is assembled at the Company's facility in New Jersey. Component parts, such as computer hardware, are supplied by original equipment manufacturers. The Company provides a one year warranty which covers parts and labor. The IMMULITE system is certified by Underwriter's Laboratories Inc. (UL). The Company's and its distributors' technical service personnel install new units, train customers in the use of the system, and provide maintenance and service for the instrumentation. During 1995 the Company released the IMMULITE On-Line Reference Guide and Tutorial software which provides customers with information on theory, operation and trouble-shooting for the entire system, including instrument hardware, software and chemistry.

    The EURO/DPC Instrumentation Division manufactures diagnostic instrumentation and develops associated software used in the allergy product lines. These instruments include the MARK 5, an automated pipettor; the MicroLite 3 pipetting aid; and the MARK 5 BCR barcode reader. Certain components of the IMMULITE instrument are also manufactured in Wales.

    Certain of the Company's proprietary instruments and software are manufactured by OEMs, including AlaSTAT Microplate instrumentation, gamma counters used with RIA tests, and spectrophotometers used with certain EIA tests. The Company is not dependent on any outside supplier and believes that alternate sources are readily available.

    In 1995, DPC Cirrus received ISO 9001 certification, an internationally recognized manufacturing standard. In December 1990, Euro/DPC, the Company's wholly owned manufacturing subsidiary in Wales, was the first immunodiagnostics company in the world to be certified under British Standard BS 5750 (also known as International Standard ISO 9002 and European Standard EN 29002), a rigorous British quality assurance program which is the forerunner of a uniform manufacturing code for the European Economic Community.

MARKETING AND SALES

The Company markets its diagnostic kits to hospital, clinical, forensic, research, reference and veterinary laboratories, to doctors' offices, and to U.S. government agencies. The Company markets its products in the United States directly to laboratories and hospitals through its own sales force. The Company sells to the doctors' office market through a network of independent distributors as well as through its own sales force. Sales personnel and distributors are trained to demonstrate the Company's product line in the customer's laboratory and are supported by the Company's Los Angeles and New Jersey-based technical services departments. Foreign sales are handled by the Company's distributors including consolidated distributors.

    The Company's products are sold on a world-wide basis through distributors in 100 foreign countries. The Company's distributors, including consolidated distributors, also sell other manufacturer's products which are not directly competitive with the Company's products. Foreign sales (including sales of consolidated subsidiaries) represented approximately 75% of sales in 1993, 76% in 1994, and 79% in 1995, with sales in Europe accounting for approximately 53%, 54% and 55% of total sales respectively. See Notes 5 and 10 of Notes to Consolidated Financial Statements for information regarding foreign operations.

    The Company owns equity interests in the following foreign distributors:

Distributor                                               Location                        % Ownership
----------------------------------------------            ----------------                -----------
Diagnostic Products Corporation Nederland B.V.            Netherlands                        100%

Diagnostic Products Corporation                           Belgium                            100%
  Belgium b.v.b.A./s.p.r.l.

DPC Biermann GmbH                                         Germany                            100%

Bio-Mediq DPC Pty. Ltd.                                   Australia                          100%

DPL, a division of EURO/DPC Limited                       United Kingdom                     100%

DPC Dipesa, S.A.                                          Spain                              100%

Tianjin De Pu (DPC) Biotechnological and                  China                               90%
  Medical Products, Inc.

DPC Medlab Produtos                                       Brazil                              56%
  Medico Hospitalares, Ltda.

Nippon DPC Corporation                                    Japan                               50%

DPC Skafte AB                                             Sweden                              50%

Medical Systems, S.p.A.                                   Italy                               45%

Amerlab, Lda.                                             Portugal                            40%

The consolidated financial statements include the accounts of those distributors in which the Company has a greater than 50% ownership interest. The Company had sales to nonconsolidated affiliated distributors of $11,460,000 in 1993, $12,119,000 in 1994 and $18,504,000 in 1995, including sales to Medical Systems S.p.A. of $6,207,000 in 1993, $6,005,000 in 1994 and $10,034,000 in 1995.

    Sales of test kits to customers and distributors are made against individual purchase orders rather than through volume purchase arrangements. Because of the typically short shelf life of diagnostic kits, the Company's customers and distributors tend to order frequently, based on their short-term needs. Products are shipped directly from the Company's facilities in Los Angeles and Wales and are generally delivered domestically within 24 hours and overseas within 48 hours of receipt of order. The Company sells the IMMULITE instrumentation to hospitals and reference laboratories which perform volume testing. Most of the instruments are placed under a sales-type or operating lease basis. The Company's backlog at any date is usually insignificant and not a meaningful indicator of future sales.

    Foreign sales are subject to inherent risks including exposure to currency fluctuations, political and economic instability and trade restrictions. Because the Company's consolidated foreign distributor's sales are in the local currency, the Company's consolidated financial results are affected by foreign currency translation adjustments (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Consolidated Financial Statements). In addition, the price competitiveness of the Company's products abroad is impacted by the relative strength or weakness of the U.S. dollar.

    The 1984 GATT agreement on tariffs specifically targets medical diagnostic devices for a five year elimination of all duties. This took effect on January 1, 1995 in the major countries in Europe and Japan. The Company believes that the elimination of duties will have a positive impact on foreign sales.

PROPRIETARY AND OTHER RIGHTS

Substantially all of the Company's products are based on proprietary technologies and know-how. The Company holds patents on the washing process used in the IMMULITE system which expire in 2009. In

1988, the Company was issued a U.S. patent for its novel liquid-based amplification methodology which forms the basis of the AlaSTAT product lines. The Company also holds a patent for its neonatal test kit procedure which expires in 1998. The Company also obtains licenses for chemical components and technologies used in certain of its assays.

    Patents which may be granted to others in the future could inhibit the Company's expansion or entry into certain areas, or require it to pay royalty fees to do so. Because of rapid technological developments in the immunodiagnostic industry with concurrent extensive patent coverage and the rapid rate of issuance of new patents, certain of the Company's products may involve controversy concerning infringement of existing patents or patents which may be issued in the future.

    The Company purchases certain chemical compounds which are key components in the IMMULITE system pursuant to agreements effective February 9, 1995 with Lumigen, Inc. and Tropix, Inc. The Company has the right for ten years to purchase certain specified chemical compounds from Lumigen or, in certain circumstances, from Tropix, which are the sole suppliers of these chemical compounds. Tropix also agreed to supply the Company with certain other chemical compounds for use in veterinary kits for ten years. Upon expiration of the ten year supply agreement, the Company believes it will either use an alternate technology or it will enter into a new supply arrangement.

GOVERNMENT REGULATION

The Company's business is affected by government regulations both in the United States and abroad, in particular Western Europe, aimed at containing the cost of medical services. For example, the profitability of the Company's Italian distributor (in which the Company has a 45% interest) has been adversely affected by government reductions in health care cost reimbursements. Similar reductions could affect other major European markets. The Company believes that in vitro diagnostic (IVD) testing is an important tool for reducing health expenditures. By providing early diagnosis and therapy management, IVD tests can reduce the high costs of hospitalization, surgery and recovery. In response to cost containment measures, hospitals and laboratories have consolidated and have sought to increase productivity by replacing high cost labor with automated testing systems. The Company's IMMULITEsystem addresses these market needs. The Company also seeks to develop more rapid and sensitive tests which can eliminate the need for redundant testing, such as DPC's Third Generation TSH assay.

    Manufacturers of immunodiagnostic tests and other clinical products intended for use as human diagnostics are governed by FDA regulations as well as regulations of state agencies and foreign countries. A new in vitro product that is "substantially equivalent" to one already on the market can generally be sold in the United States after the FDA's Center for Devices and Radiological Health approval. Most of the Company's products fall within the "substantially equivalent" category. Certain medically critical in vitro diagnostic products, such as the Company's kits for cancer therapy management, and totally new in vitro diagnostic products for which there are no equivalents on the market, must be approved by the FDA after in-depth review which normally takes about two years prior to marketing. The Company's products can be marketed without regulatory approval in most foreign countries. Japan and France have their own approval procedures.

    The Company's Los Angeles manufacturing facilities are licensed by the California Department of Health Services and must be operated in conformance with the FDA's Good Manufacturing Practices governing medical devices. The Company is regulated by the California Department of Health Services with respect to its possession and use of radioactive substances and by the U.S. Drug Enforcement Agency with respect to the use and storage of controlled drugs and pharmaceuticals.

COMPETITION

The Company competes on a worldwide basis with a number of large corporations which sell diversified lines of products, including immunodiagnostic products, for laboratory, medical and hospital use, and which have substantially greater resources than the Company. There are currently over 30 domestic suppliers of immunodiagnostic kits. Most of the leading suppliers are broad-based health care companies such as Abbott Diagnostics (Abbott Laboratories), Chiron and Johnson & Johnson. The Company's major competitors in Europe include Serono Laboratories, Inc. (Italy), Pharmacia/Upjohn (Sweden), Hoffman-La Roche (Switzerland) and Boehringer Mannheim (Germany). The Company believes that competition with respect to immunoassay tests is based on quality, service, product convenience and price, and that product innovation is an important source for change in market share.

    Many companies worldwide manufacture and sell automated immunodiagnostic systems. The Company's principal competitors are Abbott Diagnostics, Chiron, Sanofi, and Tosoh Medics. Abbott Diagnostics is the market leader in nonisotopic assays and semiautomated instruments. Most of these companies are substantially larger and have greater resources than the Company. The principal competitive factors in automated systems are size of menu (the number of assays which can be performed on the system), ease of use, and price (equipment cost, service and reagent cost). The Company's IMMULITE System currently offers one of the widest menus of any automated system and the Company is focusing its development efforts on expanding this menu.

EMPLOYEES

As of December 31, 1995, the Company (including its consolidated subsidiaries) had 1182 employees, including 508 in manufacturing, 225 in research and development, 272 in marketing and sales and 177 in administration. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified technical and operational personnel.

ITEM 2.  PROPERTIES

The following is a list of significant properties owned and leased by the Company and its consolidated subsidiaries as of December 31, 1995:

Location                            Size           Owned/Leased     Uses
----------------------------   ---------------     ------------     ----------------------------------------------
Los Angeles, California        116,000 sq. ft.       Leased *       Corporate offices, manufacturing, warehousing,
                                                                    distribution, and research and development

Los Angeles, California         48,000 sq. ft.       Owned          Adjacent to Corporate Offices,
                                                                    manufacturing and warehousing

Gorman, California                    40 acres       Owned          Raw material processing

Randolph, New Jersey            27,500 sq. ft.       Leased         Research, manufacturing and
                                                                    distribution

Glyn Rhonwy, Wales, UK         110,000 sq. ft.       Owned          Research, manufacturing and
                                                                    distribution

Bad Nauheim, Germany            28,675 sq. ft.       Owned          Research and distribution

Humbeek-Grimbergen, Belgium      5,000 sq. ft.       Owned          Distribution

Apeldoorn, Netherlands           5,100 sq. ft.       Owned          Distribution

Madrid, Spain                   10,161 sq. ft.       Leased         Distribution

Melbourne, Australia             7,600 sq. ft.       Owned          Distribution

--------------------

    *Lease payments of $849,000 in 1995. Lease expires in 1997, with a five-year renewal option. See "Item 13. Certain Relationships and Related Transactions".

    The Company believes that its facilities are adequate to meet its foreseeable needs.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the last fiscal year, no matter was submitted to a vote of the security holders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange and is traded under the symbol DP.

    The following table sets forth the quarterly high and low price of the Company's Common Stock and quarterly dividends per share paid during 1995 and 1994.

                                               1995
                          ----------------------------------------------
                            High                Low             Dividend
                          --------           --------           --------
First Quarter             $ 34 3/4           $ 24 1/4           $ .10
Second Quarter              40 3/8             34                 .12
Third Quarter               44 7/8             35 3/4             .12
Fourth Quarter              39 1/4             33 1/2             .12

                                               1994
                          ----------------------------------------------
                            High                Low             Dividend
                          --------           --------           --------
First Quarter             $ 20 7/8           $ 17 3/4           $ .10
Second Quarter              22 1/4             17 3/4             .10
Third Quarter               24 1/2             21                 .10
Fourth Quarter              26 5/8             20 3/8             .10

As of March 15, 1996, the Company had 641 holders of record of its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in Thousands, except per Share Data)

INCOME STATEMENT DATA

                                                          Year Ended December 31,
                                -------------------------------------------------------------------------
                                  1991             1992            1993           1994             1995
                                ---------       ---------       ---------       ---------        --------
Sales                           $  90,065        $103,489        $106,791        $126,453        $159,649
Net income                         16,260          17,289          14,166          16,700          24,169
Net income per share                 1.20            1.26            1.04            1.24            1.75
Average shares outstanding         13,502          13,706          13,627         13, 508          13,847
Dividends per share             $     .32        $    .32        $    .40        $    .40        $    .46



BALANCE SHEET DATA

                                                               December 31,
                                -------------------------------------------------------------------------
                                   1991            1992            1993            1994             1995
                                ---------       ---------       ---------       ---------         -------
Working capital                 $  53,024       $  55,534       $  54,260       $  60,704         $70,539
Total assets                      135,006         134,323         137,149         152,735         189,462
Shareholders' equity              110,849         119,544         123,273         135,100         163,350

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's sales increased 26% in 1995 to $160 million, following an 18% increase in 1994 to $126 million. Notwithstanding the severe restrictions placed worldwide on health care expenditures, the Company reported double-digit 1995 and 1994 sales increases principally as a result of the increased worldwide acceptance of the fully automated, random access IMMULITE system. The Company doubled the number of IMMULITE systems placed in 1995 compared to the total placed in the prior two years and shipments of IMMULITE reagents more than doubled in 1995 compared to 1994. The IMMULITE system is expected to continue to account for the greatest amount of growth of all the Company's product lines for the foreseeable future. Although RIA kits continue to generate profitable sales, this product line has matured and on a worldwide basis is experiencing a slow decline. Sales growth from IMMULITE products in 1994 and 1995 were, and in the future are expected to be, partially offset by declines in RIA sales. In 1995, approximately 79% of the Company's sales were non-US (compared to 76% in 1994 and 75% in 1993), with Europe being the Company's principal foreign market, accounting for 55% of total sales (compared to 54% in 1994 and 53% in 1993).

    In periods when the US dollar is weakening, the effect of the translation of the financial statements of the consolidated foreign affiliates is that of higher sales, costs and net income. The weaker US dollar in 1995 (when compared to 1994) has resulted in higher reported sales of approximately 5% and higher reported net income of 3%. The weaker US dollar in 1994 when compared to 1993 resulted in less than 1% translation effect on sales and net income.

    In 1995 and 1994, cost of sales as a percentage of sales was 44% compared to 40% in 1993. In 1995 and 1994, the cost of sales percentages were higher due to the higher cost of sales for IMMULITE instruments compared to reagents. Because instrument sales as a percentage of total sales will continue to increase, it is unlikely that the gross margin will ever fully return to the historical levels achieved when the Company was primarily a reagent manufacturer.

    Selling expense as a percentage of sales was 18% in 1995 and 19% in 1994 and 1993. The dollar amount continues to increase primarily as a result of the continual expansion of the marketing and sales effort, especially for the IMMULITE system.

    Research and development expenditures as a percentage of sales were 10% in 1995, 11% in 1994 and 12% in 1993. The dollar amount of these expenditures have increased to support the IMMULITE system.

    General and administrative expenses as a percentage of sales were 9% in 1995, 11% in 1994 and 12% in 1993. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired.

    Equity in income of affiliates represents the Company's share of earnings of nonconsolidated affiliates, principally the 45%-owned Italian affiliate whose 1995 net income was substantially lower than in 1994 and previous years. Profitability in Italy was adversely influenced by a combination of (1) reduced sales caused by current serious economic problems and reductions in health care cost reimbursements and (2) the impact of a substantial weakening of the Italian currency in relation to the US dollar in 1993.

    Investment income consists of interest income on the Company's cash and cash equivalents.

    The Company's effective tax rate includes Federal, state and foreign taxes. The 1995 rate of 26% compares to 26% in 1994 and 29% in 1993. The lower rate in 1995 and 1994 is the result of higher income levels generated in lower tax rate jurisdictions and the increased utilization of foreign tax credits. Additionally, in 1995, the Company determined it would realize the benefit of available state net operating loss carryforwards, resulting in the reversal of a previously established valuation allowance.

    The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Cash flow from operating activities was $18.5 million in 1995, $18.5 million in 1994 and $10 million in 1993. Cash flow used for plant and equipment additions and renovations was $8.1 million in 1995, $4.5 million in 1994 and $7.6 million in 1993. Cash flow used for sales-type and operating leases was $6.4 million in 1995, $4 million in 1994 and $3.7 million in 1993.

    During 1994 and the first quarter of 1995, the Company paid a cash dividend of $.10 per share. Commencing with the second quarter of 1995, the quarterly dividend was increased to $.12 per share. During 1994, the Company repurchased 190,800 shares of its Common Stock in the open market at a cost of $3,728,000. During 1993, the Company repurchased 93,000 shares of its common stock in the open market at a cost of $1,689,000.

    The Company will be required to adopt new accounting standards in the future. In 1996, the Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company anticipates that SFAS No. 121 will not have a material impact on the Company's financial statements. In addition, in 1996 the Company will be required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation." The primary impact of this standard will relate to certain disclosure about the Company's stock option plan. The Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 25.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 for a listing of the consolidated financial statements and supplementary data filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The required information is hereby incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" of the Company's Proxy Statement for the 1996 Annual Shareholders Meeting.

ITEM 11.   EXECUTIVE COMPENSATION

The required information is hereby incorporated herein by reference to the sections entitled "Election of Directors Compensation of Directors", "Executive Compensation" and "Compensation and Stock Option Committee Interlocks and Insider Participation" of the Company's Proxy Statement for the 1996 Annual Shareholders Meeting.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information is hereby incorporated herein by reference to the section entitled "Ownership of Common Stock" of the Company's Proxy Statement for the 1996 Annual Shareholders Meeting.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is hereby incorporated herein by reference to the second paragraph of the section entitled "Compensation and Stock Option Committee Interlocks and Insider Participation" of the Company's Proxy Statement for the 1996 Annual Shareholders Meeting.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of Report:
     1.  Financial Statements:
              Independent Auditors' Report
              Consolidated Balance Sheets as of December 31, 1994, and 1995. Consolidated Statements of Income for the three years ended December 31, 1995.
              Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1995.
              Consolidated Statements of Cash Flows for the three years ended December 31, 1995.
              Notes to Consolidated Financial Statements
     2.  Supplementary Financial Data.
     3. Exhibits - See "Exhibit Index" which appears after the signature page of this report.
(b)  Reports on Form 8-K - None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of Diagnostic Products Corporation and its subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnostic Products Corporation and its subsidiaries at December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Los Angeles, California
February 20, 1996

                           CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

                                                                     December 31,
                                                             --------------------------
ASSETS                                                         1994              1995
                                                             ---------        ---------
CURRENT ASSETS:
   Cash and cash equivalents                                 $  14,833        $  16,519
   Accounts receivable -- net of allowance
     for doubtful accounts of $76 and $77                       32,076           40,802
   Inventories                                                  28,324           35,521
   Prepaid expenses and other current assets                       983              358
   Deferred income taxes                                         2,123            3,451
                                                             ---------        ---------
   Total current assets                                         78,339           96,651
PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings                                           26,224           27,553
   Machinery and equipment                                      31,040           38,607
   Leasehold improvements                                        6,175            6,635
   Construction in progress                                        162              836
                                                             ---------        ---------
   Total                                                        63,601           73,631
   Less accumulated depreciation and amortization               26,337           31,707
                                                             ---------        ---------
   Property, plant and equipment -- net                         37,264           41,924
SALES-TYPE AND OPERATING LEASES                                  8,005           18,128
DEFERRED INCOME TAXES                                            2,537            3,200
INVESTMENTS IN AFFILIATED COMPANIES                             12,775           13,279
EXCESS OF COST OVER NET ASSETS ACQUIRED                             --
   Net of amortization of $4,453 and $5,373                     13,815           16,280
                                                             ---------        ---------
TOTAL ASSETS                                                 $ 152,735        $ 189,462
                                                             =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                          $  11,667        $  16,969
   Accrued liabilities                                           5,124            5,708
   Income taxes payable                                            844            3,435
                                                             ---------        ---------
   Total current liabilities                                    17,635           26,112
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common Stock - no par value, authorized 30,000,000
     shares at December 31, 1994 and 1995; outstanding
     12,952,880 shares and 13,524,051 shares                    27,334           35,179
   Retained earnings                                           113,041          131,136
   Foreign currency translation adjustments                     (5,275)          (2,965)
                                                             ---------        ---------
   Total shareholders' equity                                  135,100          163,350
                                                             ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 152,735        $ 189,462
                                                             =========        =========

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per Share Data)

                                                 Year Ended December 31,
                                                 -----------------------
                                          1993             1994             1995
                                        ---------        ---------        ---------
SALES                                   $ 106,791        $ 126,453        $ 159,649
                                        ---------        ---------        ---------
COSTS AND EXPENSES:
   Cost of sales                           43,175           55,836           70,528
   Selling                                 20,163           23,481           29,188
   Research and development                12,768           13,404           16,135
   General and administrative              12,632           13,303           14,454
   Equity in income of affiliates          (1,346)          (1,592)          (1,407)
   Investment income                         (547)            (619)          (1,828)
                                        ---------        ---------        ---------
   Total costs and expenses                86,845          103,813          127,070
                                        ---------        ---------        ---------
INCOME BEFORE INCOME TAXES                 19,946           22,640           32,579
PROVISION FOR INCOME TAXES                  5,780            5,940            8,410
                                        ---------        ---------        ---------
NET INCOME                              $  14,166        $  16,700        $  24,169
                                        =========        =========        =========


NET INCOME PER SHARE                    $    1.04        $    1.24        $    1.75

WEIGHTED AVERAGE SHARES
AND EQUIVALENTS OUTSTANDING                13,627           13,508           13,847


SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in Thousands)

                                                                 Common Stock                   Retained
                                                        ------------------------------
                                                           Shares             Amount            Earnings
                                                        -----------        -----------        -----------
BALANCE, JANUARY 1, 1993                                 13,127,295        $    31,870        $    92,645

Issuance of shares upon exercise of stock options            50,585                442
Repurchase and retirement of shares                         (93,900)            (1,689)
Cash dividends ($.40 per share)                                                                    (5,265)
Net income                                                                                         14,166
                                                        -----------        -----------        -----------
BALANCE, DECEMBER 31, 1993                               13,083,980             30,623            101,546

Issuance of shares upon exercise of stock options            59,700                439
Repurchase and retirement of shares                        (190,800)            (3,728)
Cash dividends ($.40 per share)                                                                    (5,205)
Net income                                                                                         16,700
                                                        -----------        -----------        -----------
BALANCE, DECEMBER 31, 1994                               12,952,880             27,334            113,041

Issuance of shares upon exercise of stock options           571,171              7,845
Cash dividends ($.46 per share)                                                                    (6,074)
Net income                                                                                         24,169
                                                        -----------        -----------        -----------
BALANCE, DECEMBER 31, 1995                               13,524,051        $    35,179        $   131,136
                                                        ===========        ===========        ===========


SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    (Dollars in Thousands)                                                 Year Ended December 31,
                                                                 ----------------------------------------
                                                                   1993            1994            1995
                                                                 --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $ 14,166        $ 16,700        $ 24,169
     Adjustments to reconcile net income to net cash
       flows from operating activities (net of effect from
       1995 purchase of Brazilian distributor):
       Depreciation and amortization                                4,228           5,904           6,085
       Equity in undistributed income of
          unconsolidated affiliates                                   839          (1,524)           (504)
       Accounts receivable                                         (3,620)         (5,423)         (6,343)
       Inventories                                                 (4,121)           (655)         (6,715)
       Prepaid expenses and other current assets                     (955)            228             625
       Deferred income taxes                                         (218)            441          (1,991)
       Accounts payable                                              (315)            940          (5,545)
       Accrued liabilities                                            396           1,448             584
       Income taxes payable                                          (377)            404           2,564
       Income tax benefit received upon exercise
          of certain stock options                                                                  5,604
                                                                 --------        --------        --------
    Net cash flows from operating activities                       10,023          18,463          18,533

CASH FLOWS FROM (USED FOR)
INVESTING ACTIVITIES:
     Marketable securities                                         11,000
     Additions to property, plant and equipment                    (7,627)         (4,528)         (8,060)
     Sales-type and operating leases                               (3,718)         (3,998)         (6,440)
     Purchase of Brazilian distributor                                                                 (1)
                                                                 --------        --------        --------
  Net cash from (used for) investing activities                      (345)         (8,526)        (14,501)

CASH FLOWS FROM (USED FOR)
FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                          442             439           2,241
     Cash dividends paid                                           (5,265)         (5,205)         (6,074)
     Repurchase of common stock                                    (1,689)         (3,728)
                                                                 --------        --------        --------
  Net cash from (used for) financing activities                    (6,512)         (8,494)         (3,833)

EFFECT OF EXCHANGE RATE
                                                                 --------        --------        --------
CHANGES ON CASH                                                    (1,991)            506           1,487

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                1,175           1,949           1,686

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                                               11,709          12,884          14,833
                                                                 --------        --------        --------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                                   $ 12,884        $ 14,833        $ 16,519
                                                                 ========        ========        ========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                     $  6,217        $  4,754        $  3,098
                                                                 ========        ========        ========
BUSINESSACQUISITION:
  Fair value of assets acquired                                                                  $ 10,741
  Liabilities assumed                                                                             (10,740)
     Cash paid                                                                                   $      1
                                                                                                 ========


SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Diagnostic Products Corporation and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Investments in non-majority-owned companies are accounted for using the equity method.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's future operating results are dependent on its ability to research, develop, manufacture and market innovative products that meet customers' needs. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results.

    The Company's products which are sold in the United States, whether manufactured in the United States or elsewhere require product approval by the United States Food and Drug Administration.

    The operations of the Company involve the use of substances regulated under various Federal, state and international laws governing the environment. Environmental costs are presently not material in the Company's operations or financial position.

    A portion of the Company's research and development activities, its corporate headquarters and other manufacturing operations are located near major earthquake faults. The ultimate impact on the Company is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is partially insured for such losses and interruptions caused by earthquakes.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Although the Company believes that it has the products and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Because of the foregoing factors, recent trends should not be considered reliable indicators of future financial performance.

CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across worldwide geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

NET INCOME PER SHARE

Net income per share has been computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1994 and 1995 is $9,300,000 and $12,600,000 of
short-term commercial paper. The carrying value of the cash and cash equivalents approximates fair value.

INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost, less accumulated depreciation and amortization which is computed using straight-line and declining-balance methods over the estimated useful lives (5 to 50 years) of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies represent equity investments in foreign distributors in which the Company owns a 50% or less equity interest. The investments are stated at cost plus advances, plus the Company's equity in the undistributed net income since acquisition, less amortization of the excess of cost over the net assets acquired.

EXCESS OF COST OVER NET ASSETS ACQUIRED

Excess of cost over net assets acquired arose as a result of the purchase of certain of the Company's foreign distributors. The excess of cost over net assets acquired is being amortized over 20 years using the straight-line method. The Company periodically reviews excess cost over net assets acquired to assess recoverability; impairments would be recognized in operating results if a permanent diminution in value were to occur.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries and affiliates are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and income and expense accounts at the weighted average rate in effect during the year.

FOREIGN EXCHANGE INSTRUMENTS

The Company hedges specific foreign currency exposures by purchasing foreign exchange contracts. Such foreign exchange contracts are generally entered into by the Company's European subsidiaries. The subsidiaries purchase forward dollar contracts to hedge firm commitments to acquire inventory for resale. The Company does not engage in speculation. The Company's foreign exchange contracts do not subject the Company to exchange rate movement risk as any gains or losses on these contracts are offset by gains or losses on the transactions being hedged. The foreign exchange contracts have varying maturities which generally do not exceed one year. At December 31, 1994 and 1995, the Company had approximately $10,000,000 and $15,000,000 of foreign exchange contracts outstanding, the carrying value of which does not differ significantly from their fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

INCOME TAXES

Deferred income taxes represent the tax consequences on future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes.

NOTE 2 - BUSINESS ACQUISTION

As of September 1, 1995, the Company acquired a 56% equity interest in DPC Medlab Produtos Medico Hospitalares Ltda., the Company's Brazilian distributor.

NOTE 3 - INVENTORIES

Inventories by major categories are summarized as follows:

(Dollars in Thousands)               December 31,
                             ----------------------------
                               1994                 1995
                             -------              -------
Raw materials                $ 9,259              $11,414
Work in process               11,233               14,567
Finished goods                 7,832                9,540
                             -------              -------
                             $28,324              $35,521
                             =======              =======

NOTE 4 - SALES-TYPE AND OPERATING LEASES

In addition to outright sales, the Company places IMMULITE instruments with customers under sales-type and operating leases for periods generally from three to five years.

    For operating leases, the cost of the equipment is amortized on a straight-line basis over three to five years.

    Sales-type and operating leases are summarized as follows:

(Dollars in Thousands)                        December 31,
                                      ----------------------------
                                        1994                 1995
                                      -------              -------
Sales-type leases                     $3,057               $ 5,472

Operating leases                       7,919                25,397
   Less accumulated amortization       2,971                12,741
                                      -------              -------
   Net                                 4,948                12,656
                                      -------              -------

Total                                 $8,005               $18,128
                                      =======              =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INVESTMENT IN AFFILIATED COMPANIES

The Company has equity interests in three non-consolidated foreign affiliates. The affiliates distribute the Company's products in their countries. The countries and the Company's ownership interest are as follows: Portugal, 40%; Italy, 45%; and Sweden, 50%.

    The Company has a joint venture formed for the purpose of marketing and manufacturing the Company's immunodiagnostic test kits in Japan. The joint venture (Nippon DPC Corporation), owned equally by the Company and Dainippon Ink and Chemicals, Incorporated is being funded with capital contributed and debt guaranteed by Dainippon Ink and Chemicals, Incorporated and technology by the Company.

    The following represents condensed financial information for all of the Company's investments in non-consolidated affiliated companies, and the results of their operations.

(Dollars in Thousands)                                   December 31,
                                      ------------------------------------------------
                                        1993                1994                1995
                                      --------            --------            --------
Current assets                        $ 42,821            $ 41,595            $ 45,577
Property and other assets               24,097              26,653              33,377
                                      --------            --------            --------
Total assets                          $ 66,918            $ 68,248            $ 78,954
                                      ========            ========            ========
Current liabilities                   $ 38,126            $ 31,084            $ 37,019
Non-current liabilities                 11,540              14,626              14,771
Shareholders' equity                    17,252              22,538              27,164
                                      --------            --------            --------
Total liabilities and
  shareholders' equity                $ 66,918            $ 68,248            $ 78,954
                                      ========            ========            ========
Sales                                 $ 58,104            $ 58,471            $ 61,218
Net income                               3,893               3,971               3,619
                                      ========            ========            ========


The Company had sales to non-consolidated affiliates of $11,460,000 in 1993, $12,119,000 in 1994 and $18,504,000 in 1995, including sales to one affiliate (Italy) of $6,207,000 in 1993, $6,005,000 in 1994 and $10,034,000 in 1995.

    Included in the Company's accounts receivable are trade receivables from non-consolidated affiliates of $3,376,000 at December 31, 1994 and $6,016,000 at December 31, 1995.

    The Company received dividends in 1993 and 1994 of $1,916,000 and $872,000 from its Italian affiliate. The Company's cumulative equity in undistributed earnings of non-consolidated affiliated companies at December 31, 1995 is $11,628,000. Deferred taxes are not provided for undistributed earnings as these amounts are intended to be reinvested.

NOTE  6 - PENSION AND PROFIT SHARING PLANS

The Company has a money purchase pension plan covering substantially all U.S. employees over 21 years of age. Contributions under the pension plan are made annually in an amount equal to 10% of the compensation of all participants for such year. Contributions to the pension plan were $1,341,000 in 1993, $1,469,000 in 1994 and $1,883,000 in 1995.

    The Company has a profit sharing plan covering substantially all U.S. employees over 21 years of age. Contributions under the profit sharing plan for any year are made at the discretion of the Board of Directors of the Company, but not in excess of 15% of the compensation of all participants for such year. There was no contribution in 1993. The contribution to the profit sharing plan was $479,000 in 1994 and $391,000 in 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The provision for income taxes is summarized as follows:

(Dollars in Thousands)                                Year Ended December 31,
                                          ----------------------------------------------
                                            1993               1994                1995
                                          -------            -------             -------
CURRENTLY PAYABLE:
  Federal                                 $ 2,555            $ 3,194             $ 7,076
  State                                     1,153                737                 220
  Foreign                                   2,290              1,568               3,105
  Deferred federal and
   state income taxes                        (218)               441              (1,991)
                                          -------            -------             -------
Total provision for income taxes          $ 5,780            $ 5,940             $ 8,410
                                          =======            =======             =======


Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:

(Dollars in Thousands)                                                December 31,
                                                             ---------------------------
                                                               1994                1995
                                                             -------             -------
State income taxes                                           $   163             $    19
Cirrus' net operating losses                                   3,211               2,501
Inventory                                                      1,367               2,650
Depreciation                                                     345                 612
Other                                                            631                 869
   Total                                                       5,717               6,651
Valuation allowance                                           (1,057)
                                                             -------             -------
   Total                                                     $ 4,660             $ 6,651
                                                             =======             =======


    Included in the net deferred income taxes shown on the consolidated balance sheets for 1994 and 1995 are deferred tax assets of $4,723,000 and $6,832,000 and deferred tax liabilities of $63,000 and $181,000.

    At December 31, 1995, DPC Cirrushad net operating loss carryforwards for Federal and state income tax purposes of approximately $5,018,000 and $9,463,000 expiring at varying dates through 2001. Utilization of the Federal net operating losses are subject to annual limitations of approximately $2,000,000.

    The Federal and state income tax asset related to DPC Cirrus' net operating losses has been recorded in the accompanying consolidated financial statements. This reflects the Company's belief, on the basis of available evidence, that the DPC Cirrus net operating loss carry forwards will be realized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

(Dollars in thousands)                                             Year Ended December 31,
                                                       ----------------------------------------------
                                                         1993      %      1994      %      1995     %
                                                       -------------    -------------    ------------
Provision for income taxes at statutory rate           $ 6,911    35    $ 7,924    35    $11,403   35
State income taxes, net of federal tax benefit             855     4        479     2     (1,440)  (4)
Foreign income subject to tax other than
  federal statutory rate                                   525     3        577     2         23
Non-taxable earnings of FSC                               (521)   (3)      (904)   (4)    (1,013)  (3)
Research and development tax credit                       (225)   (1)      (175)   (1)      (247)  (1)
Net foreign tax credit                                  (1,625)   (8)    (1,768)   (8)      (111)
Equity in income of affiliates                            (466)   (2)      (557)   (2)      (492)  (2)
Tax benefit from sale of French distributor
Other                                                      326     1        364     2        287    1
                                                       -------------    -------------    ------------
Provision for income taxes                             $ 5,780    29    $ 5,940    26    $ 8,410   26
                                                       =============    =============    ============


An income tax benefit during 1995 related to the exercise or early disposition of certain stock options reduced income taxes currently payable by $5,604,000 and was credited directly to shareholders' equity.


NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company has entered into a noncancelable operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of two officers/shareholders of the Company and their four children, who are also shareholders and one of whom is an officer and a director. The agreement extends through December 31, 1997, with a five-year renewal option. Approximately $818,000 in 1993 and 1994 and $849,000 in 1995 was paid under the facility lease agreement.

    DPC Cirrus has entered into a noncancelable operating lease for its Randolph, New Jersey manufacturing facility. The agreement extends through November 30, 2000, with a five-year renewal option, at a current average annual rental of approximately $172,000.

Future minimum lease commitments as of December 31, 1995 for both leases are as follows:

(Dollars in Thousands)        1996        1997        1998        1999       2000       Total
                             -------     -------      -----       -----      -----     -------
                             $ 1,045     $ 1,051      $ 172       $ 172      $ 158     $ 2,598



Rental expense under operating leases approximated $1,379,000 in 1993, $1,340,000 in 1994 and $1,527,000 in 1995.

    The Company has a supply contract with a vendor for chemical compounds, which are key components in the IMMULITE system. For several years the vendor had been involved in multiple legal proceedings both domestically and internationally with another company, which had challenged the vendor's patent and other rights to these compounds and other technology. Pursuant to a settlement agreement, the Company will have the right for ten years to purchase the chemical compounds currently in use. As part of the agreement, the Company will guaranty the vendor's minimum payment obligations to the other company in the amount of $1,000,000 in each of 1995 and 1996 and $600,000 in each of the next eight years. There were no amounts disbursed in 1995 under the guaranty.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCK OPTION PLANS

Under the Company's stock option plans, incentive stock options may be granted and are exercisable at prices not less than 100% of the fair market value on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the Company). Under the plans, non-qualified stock options may be granted and are exercisable at prices not less than 85% of fair market value at the date of grant. Options become exercisable in installments and may be exercised on a cumulative basis at any time before expiration. Options expire no later than ten years from the date of grant (five years with respect to optionees who are 10% or more shareholders). The following table summarizes option activity for the plans:

                                                        Option prices            Shares
                                                       ---------------         ---------
OPTIONS OUTSTANDING, JANUARY 1, 1993                   $ 3.16 - 42.625         1,146,202

Options granted                                        17.625 - 25.375           602,350
Options exercised                                        3.16 - 19.00            (48,585)
Options canceled                                       15.375 - 42.625          (678,996)
                                                       ---------------         ---------

OPTIONS OUTSTANDING, DECEMBER 31, 1993                   3.16 - 39.125         1,020,971

Options granted                                          18.50 - 23.50           107,500
Options exercised                                        4.375 - 19.00           (59,700)
Options canceled                                         7.625 - 28.50           (73,450)
                                                       ---------------         ---------

OPTIONS OUTSTANDING, DECEMBER 31, 1994                   3.16 - 39.125           995,321

Options granted                                         25.25 - 40.00            152,000
Options exercised                                        3.16 - 28.375          (158,491)
Options canceled                                        16.25 - 28.375           (29,220)
                                                       ---------------         ---------

OPTIONS OUTSTANDING, DECEMBER 31, 1995                 $10.375 - 40.00           959,610
                                                       ===============         =========



In November 1993, the Board of Directors approved an offer to all optionees to cancel certain options with exercise prices which ranged from $24.50 to $40.00 per share and to replace such options with options to purchase common stock with an exercise price of $20.00 per share, a price which was not less than the fair market value of the Company's common stock at the date of grant. Pursuant to this offer 626,600 shares of common stock were cancelled and replaced with options to purchase 463,350 shares of common stock.

    In November 1985, the Company granted to its Chief Executive Officer, a non-qualified, 10-year stock option for 500,000 shares at $7.50 per share (fair market value at date of grant). The option was exercised during 1995.

    During 1995, 103,320 shares of outstanding Common Stock were received by the Company as consideration for the exercise of options for 509,800 shares.

    At December 31, 1995 the Company had non-qualified options outstanding for 70,000 shares under separate agreements at exercise prices of $12.50 and $30.75 per share.

    Pursuant to the plans and the separate agreements, 1,144,327 shares of common stock are reserved for issuance upon the exercise of options and options for 385,562 shares were exercisable at December 31, 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SEGMENT INFORMATION

The Company manufactures and sells medical diagnostic kits and related instrumentation. The kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories. The Company's operating locations include the United States, Europe (United Kingdom, Germany, Spain, Netherlands, Belgium, Luxembourg), and Rest of World (Australia, China and Brazil from September 1, 1995). The Company's operations and identifiable assets by geographical area are as follows:

(Dollars in Thousands)                                                   December 31, 1993
                                            --------------------------------------------------------------------------
                                                                               Rest
                                            United States      Europe        of World      Eliminations   Consolidated
                                            -------------    ---------      ---------      ------------   ------------
Sales                                         $  54,676      $  46,141      $   5,974              --       $ 106,791
Transfer between geographical areas              15,375          1,040                        (16,415)
                                              ---------      ---------      ---------       ---------       ---------
Net sales                                     $  70,051      $  47,181      $   5,974       $ (16,415)      $ 106,791
                                              =========      =========      =========       =========       =========
Operating income (loss),
   before equity in income of affiliates      $  15,403      $   3,459      $    (262)                      $  18,600
                                              =========      =========      =========       =========       =========
Identifiable assets                           $  62,922      $  59,052      $   9,336       $  (5,412)      $ 125,898
                                              =========      =========      =========       =========
Investment in affiliates                                                                                       11,251
                                                                                                            ---------
                                                                                                            $ 137,149
                                                                                                            =========

(Dollars in Thousands)                                                  December 31, 1994
                                           --------------------------------------------------------------------------
                                                                               Rest
                                           United States       Europe        of World     Eliminations   Consolidated
                                           -------------     ---------      ---------     ------------   ------------
Sales                                         $  67,716      $  52,933      $   5,804                      $ 126,453
Transfer between geographical areas              18,620          2,040                       (20,660)
                                              ---------      ---------      ---------       ---------      ---------
Net sales                                     $  86,336         54,973      $   5,804      $ (20,660)      $ 126,453
                                              =========      =========      =========       =========      =========
Operating income,
   before equity in income of affiliates      $  19,837      $     691      $     520      $  21,048
                                              =========      =========      =========       =========      =========
Identifiable assets                           $  73,604      $  65,370      $   9,889      $  (8,903)      $ 139,960
                                              =========      =========      =========       =========
Investment in affiliates                                                                                      12,775
                                                                                                           ---------
                                                                                                           $ 152,735
                                                                                                           =========

(Dollars in Thousands)                                                  December 31, 1995
                                            --------------------------------------------------------------------------
                                                                              Rest
                                            United States      Europe       of World      Eliminations    Consolidated
                                            -------------    ---------      ---------     ------------    ------------
Sales                                         $  78,293      $  70,081      $  11,275             --       $ 159,649
Transfer between geographical areas              25,165          3,930             --        (29,095)             --
                                              ---------      ---------      ---------      ---------       ---------
Net sales                                     $ 103,458      $  74,011      $  11,275      $ (29,095)      $ 159,649
                                              =========      =========      =========      =========       =========
Operating income,
   before equity in income of affiliates      $  24,041      $   6,117      $   1,014             --       $  31,172
                                              =========      =========      =========      =========       =========
Identifiable assets                           $  93,423      $  75,750      $  22,246      $ (15,236)      $ 176,183
                                              =========      =========      =========      =========       =========
Investment in affiliates                                                                                      13,279
                                                                                                           ---------
                                                                                                           $ 189,462
                                                                                                           =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's export sales to unaffiliated customers are summarized as follows:

(Dollars in Thousands)       Western           South             Other            Total
                              Europe          America           Exports          Exports
                             --------         --------          -------          -------
1993                         $ 4,797          $ 5,286           $ 6,238          $16,321
1994                           7,964            8,968             8,128           25,060
1995                           7,381            6,907            13,047           27,335

                          SUPPLEMENTARY FINANCIAL DATA

Unaudited quarterly financial information for the years December 31, 1994 and 1995 is summarized as follows:

(Dollars in Thousands, Except per Share Data)

                                                      Quarter Ended
                           ------------------------------------------------------------------------
                           March 31        June 30     September 30       December 31
                             1995           1995           1995              1995            Year
                           --------       --------     ------------       -----------      --------
Sales                      $ 39,201       $ 38,534        $ 40,530          $ 41,384       $159,649
Gross profit                 21,939         21,563          21,464            24,155         89,121
Income taxes                  2,150          2,060           2,050             2,150          8,410
Net income                    5,805          6,105           5,891             6,368         24,169

Net income per share            .42            .44             .43               .46           1.75

Average shares outstanding   13,683         13,986          13,846            13,874         13,847



                                                      Quarter Ended
                           -----------------------------------------------------------------------
                           March 31        June 30     September 30       December 31
                             1994           1994           1994              1994           Year
                           --------       --------     ------------       -----------     --------
Sales                      $ 27,773       $ 30,132        $ 30,643          $ 37,905      $126,453
Gross profit                 15,956         16,866          17,368            20,427        70,617
Income taxes                  1,220          1,400           1,430             1,890         5,940
Net income                    3,468          3,900           4,318             5,014        16,700

Net income per share            .26            .29             .32               .37          1.24

Average shares outstanding   13,529         13,403          13,592            13,527        13,508

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION

By:               /s/ Sigi Ziering                           March 25, 1996
   -----------------------------------------------
         Sigi Ziering, Chairman of the Board
                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                         TITLE                             DATE
----------------------------                 ---------------------             --------------
/s/  Sigi Ziering                            Chairman of the Board             March 25, 1996
----------------------------
Sigi Ziering                                 and Chief Executive
                                             Officer (Principal
                                             Executive Officer)

/s/  Michael Ziering                         Director                          March 25, 1996
----------------------------
Michael Ziering


/s/  Marilyn Ziering                         Director                          March 25, 1996
----------------------------
Marilyn Ziering


/s/  Sidney A. Aroesty                       Director                          March 25, 1996
----------------------------
Sidney A. Aroesty


/s/  Maxwell H. Salter                       Director                          March 25, 1996
----------------------------
Maxwell H. Salter


/s/  James D. Watson                         Director                          March 25, 1996
----------------------------
James D. Watson


/s/  Frederick Frank                         Director                          March 25, 1996
----------------------------
Frederick Frank


/s/  Julian R. Bockserman                   Vice President --                  March 25, 1996
----------------------------
Julian R. Bockserman                        Finance (Principal
                                            Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

               3.1  Amended and Restated Articles of Incorporation (6)
               3.2  Bylaws, as amended (6)
               4.1  Stock Certificate (4)
             *10.1  1981 Employee Stock Option Plan, as amended (2)
             *10.2  Retirement Benefits Agreement with Sigi Ziering (3)
              10.3 Form of Indemnification Agreement with Officers and Directors (1)
             *10.4  1990 Stock Option Plan (5)
              10.5 Standard Industrial Lease with 5700 West 96th Street, general partnership, dated February 18, 1991 (5)
             *10.6  Consulting Agreement with Sidney Aroesty dated
                    December 14, 1994 (7)
             *10.7 Description of Consulting Arrangement with Dr. James D. Watson (7)
              10.8  Description of Consulting Arrangement with Frederick Frank
                11  Computation of Net Income per share
                21  Subsidiaries of Registrant
                23  Independent Auditors' Consent
                27  Financial Data Schedule (For EDGAR filing only)

---------------------------------

                     * Management contracts, compensation plans or arrangements

                    (1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                         June 30, 1988.

                    (2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended
                         June 30, 1991.

                    (3) Incorporated by reference to Registrant's Registration Statement on Form S1 (File No. 2-77287) filed on
                         May 3, 1982.

                    (4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

                    (5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

                    (6) Incorporated by reference to Registrant's Quarterly
                        Report on From 10-Q for the quarter ended June 30, 1992.

                    (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.