Form 10-Q
period 1996-03-31
DIAGNOSTIC PRODUCTS CORP
filed 1996-04-24
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

         /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1996

         / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from          to
                                       ----------  ----------
         Commission file number 1-9957

                         DIAGNOSTIC PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

                   CALIFORNIA                            95-2802182
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

                                 / YES X //NO /

    The number of shares of Common Stock, no par value, outstanding as of March 31, 1996, was 13,539,336.

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

(In thousands, except per share data)                   Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                     1996                1995
                                                   --------            --------
SALES                                              $ 43,246            $ 39,201
                                                   --------            --------
COSTS AND EXPENSES:
Cost of sales                                        18,088              17,262
Selling                                               8,057               6,603
Research and development                              4,384               3,870
General and administrative                            4,649               4,142
Equity in income of affiliates                         (446)               (320)
Investment income                                      (407)               (311)
                                                   --------            --------
Total costs and expenses                             34,325              31,246
                                                   --------            --------
INCOME BEFORE INCOME TAXES                            8,921               7,955
PROVISION FOR INCOME TAXES                            2,420               2,150
                                                   --------            --------
NET INCOME                                         $  6,501            $  5,805
                                                   ========            ========

NET INCOME PER SHARE                               $    .47            $    .42

WEIGHTED AVERAGE SHARES
AND EQUIVALENTS OUTSTANDING                          13,942              13,683

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)                                                 March 31,              December 31,
                                                                         1996                     1995
                                                                      ==========              -----------
ASSETS                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                         $  12,411               $  16,519
     Accounts receivable - net of allowance for
       doubtful accounts of $88 and $77                                   43,724                  40,802
     Inventories                                                          37,947                  35,521
     Prepaid expenses and other current assets                               161                     358
     Deferred income taxes                                                 3,451                   3,451
                                                                       ---------               ---------
     Total current assets                                                 97,694                  96,651
PROPERTY, PLANT AND EQUIPMENT:
     Land and buildings                                                   27,553                  27,553
     Machinery and equipment                                              40,421                  38,607
     Leasehold improvements                                                6,662                   6,635
     Construction in progress                                                496                     836
                                                                       ---------               ---------
     Total                                                                75,132                  73,631
     Less accumulated depreciation and amortization                       32,911                  31,707
                                                                       ---------               ---------
     Property, plant and equipment - net                                  42,221                  41,924
SALES-TYPE AND OPERATING LEASES                                           18,210                  18,128
DEFERRED INCOME TAXES                                                      3,200                   3,200
INVESTMENTS IN AFFILIATED COMPANIES                                       14,205                  13,279
EXCESS OF COST OVER NET ASSETS ACQUIRED -
     Net of amortization of $5,619 and $5,373                             15,979                  16,280
                                                                       ---------               ---------
TOTAL ASSETS                                                           $ 191,509               $ 189,462
                                                                       =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                  $  13,716               $  16,969
     Accrued liabilities                                                   6,075                   5,708
     Income taxes payable                                                  3,926                   3,435
                                                                       ---------               ---------
     Total current liabilities                                            23,717                  26,112
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common Stock - no par value, authorized 30,000,000 shares;
       outstanding 13,539,336 shares and 13,524,051 shares.               35,444                  35,179
     Retained earnings                                                   136,013                 131,136
     Foreign currency translation adjustments                             (3,665)                 (2,965)
                                                                       ---------               ---------
     Total shareholders' equity                                          167,792                 163,350
                                                                       ---------               ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 191,509               $ 189,462
                                                                       =========               =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(Dollars in Thousands)                                                            Three Months Ended
                                                                                       March 31,
                                                                                -------------------------
                                                                                  1996             1995
                                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                  $  6,501         $  5,805
    Adjustments to reconcile net income to net cash flows from operating activities:
       Depreciation and amortization                                               1,698            1,684
       Equity in undistributed income of
         unconsolidated affiliates                                                  (445)              12
       Accounts receivable                                                        (3,251)          (5,307)
       Inventories                                                                (2,556)          (1,875)
       Prepaid expenses and other current assets                                     197              294
       Accounts payable                                                           (2,908)             324
       Accrued liabilities                                                           367              898
       Income taxes payable                                                          499            1,579
                                                                                --------         --------
    Net Cash Flows from Operating Activities                                         102            3,414

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
       Additions to property, plant and equipment                                 (1,964)          (1,936)
       Sales-type and operating leases                                              (276)          (1,292)
       Investment in affiliated company                                             (481)
                                                                                --------         --------
    Net Cash from (used for) Investing Activities                                 (2,721)          (3,228)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
       Proceeds from exercise of stock options                                       265            1,552
       Cash dividends paid                                                        (1,624)          (1,297)
                                                                                --------         --------
    Net Cash from (used for) Financing Activities                                 (1,359)             255

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (130)           1,215
                                                                                --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (4,108)           1,656

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    16,519           14,833
                                                                                --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 12,411         $ 16,489
                                                                                ========         ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The information for the three months ended March 31, 1996 and 1995 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 annual report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ending March
31, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

Net income per share has been computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options.

NOTE 2 -- INVENTORIES

Inventories by major categories are summarized as follows:

                                             March 31,               December 31,
                                               1996                      1995
                                            -----------              -----------
Raw materials                               $12,094,000              $11,414,000
Work in process                              15,807,000               14,567,000
Finished goods                               10,046,000                9,540,000
                                            -----------              -----------
Total                                       $37,947,000              $35,521,000
                                            ===========              ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Record sales of $43.2 million were achieved in the first quarter of 1996, a 10% increase over the first quarter 1995. The sales increases are principally a result of the continuing increased worldwide acceptance of the fully automated, random access IMMULITE system. The system is expected to account for the greatest amount of growth of all the Company's product lines for the foreseeable future. In periods when the U.S. dollar is strengthening, the effect of translation of the financial statements of the consolidated foreign affiliates is that of lower sales, costs and net income. The stronger U.S. dollar in the first quarter 1996 when compared to the first quarter 1995 resulted in lowered reported sales of approximately 1% and had a negligible effect on net income.

Cost of sales as a percentage of sales was 42% as compared to 44% in the corresponding 1995 quarter. The 1996 results continue the improvement trend set in the 1995 fourth quarter principally resulting from increased utilization at the Wales manufacturing facility and at the New Jersey IMMULITE instrument manufacturing facility.

Selling expenditures increased 22% in the 1996 quarter compared to the 1995 quarter representing 19% of sales in 1996 and 17% of sales in 1995. These increased costs are a result of the continual expansion of the marketing and sales effort, especially for the IMMULITE system.

Research and development expenditures increased 13% in 1996 over 1995. These expenditures have increased to support the IMMULITE system.

General and administrative costs were about 11% of sales in both 1996 and 1995. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired.

Equity in income of affiliates, which increased 39% in the 1996 first quarter compared to the 1995 quarter, represents the Company's share of earnings of nonconsolidated affiliates, principally the 45%-owned Italian affiliate. Profitability in Italy which in prior quarters had declined was modestly higher in the 1996 quarter when compared to 1995. The other affiliates reported increases in their first quarter net income.

The Company's effective tax rate includes Federal, state and foreign taxes. The 1996 rate of 27% approximates the 1995 rate of 27%.

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Cash flow from operating activities was $102,000 in the first quarter 1996 compared to $3.4 million in the 1995 quarter. Cash flow in the 1996 quarter was primarily used for increases in accounts receivables and inventories and reduction of accounts payable.

During the first quarter of 1995, the Company paid a quarterly cash dividend of $.10 per share. Commencing with the second quarter of 1995, the quarterly dividend was increased to $.12 per share.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     27    Financial Data Schedule
(b)  Reports on Form 8-K. None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           DIAGNOSTIC PRODUCTS CORPORATION
                                                                              (Registrant)

                 APRIL 24, 1996                                 SIGI ZIERING
- ----------------------------------------------  ------------------------------------------
Date                                            Sigi Ziering, Ph.D., Chairman of the Board
                                                                   Chief Executive Officer

                 APRIL 24, 1996                             JULIAN R. BOCKSERMAN
- ----------------------------------------------  ------------------------------------------
Date                                                  Julian R. Bockserman, Vice President
                                                                   Chief Financial Officer