Form 10-Q
period 1996-06-30
DIAGNOSTIC PRODUCTS CORP
filed 1996-07-24
CIK 702259

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________________ to______________________

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

                             [ YES   X ] [ NO      ]


         The number of shares of Common Stock, no par value, outstanding as of June 30, 1996, was 13,548,561.


===============================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except per share data)              Three Months Ended           Six Months Ended
                                                       June 30,                     June 30,
                                              -----------------------------------------------------
                                                 1996           1995           1996         1995
                                              ---------     ---------       ---------    ---------
SALES                                           $43,369       $38,534         $86,615      $77,735
                                              ---------     ---------       ---------    ---------
COSTS AND EXPENSES:
Cost of sales                                    18,032        16,971          36,120       34,233
Selling                                           8,561         6,803          16,618       13,406
Research and development                          4,484         4,077           8,868        7,947
General and administrative                        4,102         3,172           8,751        7,314
Equity in income of affiliates                     (357)         (295)           (803)        (615)
Investment income                                  (357)         (359)           (764)        (670)
                                              ---------     ---------       ---------    ---------
Total costs and expenses                         34,465        30,369          68,790       61,615
                                              ---------     ---------       ---------    ---------
INCOME BEFORE INCOME TAXES                        8,904         8,165          17,825       16,120
PROVISION FOR INCOME TAXES                        2,340         2,060           4,760        4,210
                                              ---------     ---------       ---------    ---------
NET INCOME                                      $ 6,564       $ 6,105         $13,065      $11,910
                                              =========     =========       =========    =========
NET INCOME PER SHARE                              $ .47         $ .44           $ .94        $ .86

WEIGHTED AVERAGE SHARES
AND EQUIVALENTS OUTSTANDING                      13,984        13,986          13,963       13,834

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)                                              June 30,              December 31,
                                                                      1996                   1995
                                                                    ---------              ---------
ASSETS                                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                        $  7,744              $  16,519
    Accounts receivable-net of allowance for
      doubtful accounts of $80 and $77                                 46,296                 40,802
    Inventories                                                        40,754                 35,521
    Prepaid expenses and other current assets                             526                    358
    Deferred income taxes                                               3,451                  3,451
                                                                    ---------              ---------
    Total current assets                                               98,771                 96,651
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                                 27,734                 27,553
    Machinery and equipment                                            41,191                 38,607
    Leasehold improvements                                              6,690                  6,635
    Construction in progress                                              762                    836
                                                                    ---------              ---------
    Total                                                              76,377                 73,631
    Less accumulated depreciation and amortization                     33,964                 31,707
                                                                    ---------              ---------
    Property, plant and equipment - net                                42,413                 41,924
SALES-TYPE AND OPERATING LEASES                                        19,350                 18,128
DEFERRED INCOME TAXES                                                   3,200                  3,200
INVESTMENTS IN AFFILIATED COMPANIES                                    14,562                 13,279
EXCESS OF COST OVER NET ASSETS ACQUIRED-
    Net of amortization of $5,865 and $5,373                           15,567                 16,280
                                                                    ---------              ---------
TOTAL ASSETS                                                         $193,863               $189,462
                                                                    =========              =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                    $  2,705
    Accounts payable                                                   12,019              $  16,969
    Accrued liabilities                                                 3,998                  5,708
    Income taxes payable                                                2,764                  3,435
                                                                    ---------              ---------
    Total current liabilities                                          21,486                 26,112
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common Stock-no par value, authorized 30,000,000 shares;
      outstanding 13,548,561 shares and 13,524,051 shares.             35,583                 35,179
    Retained earnings                                                 140,952                131,136
    Foreign currency translation adjustments                           (4,158)                (2,965)
                                                                    ---------              ---------
    Total shareholders' equity                                        172,377                163,350
                                                                    ---------              ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $193,863               $189,462
                                                                    =========              =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(Dollars in Thousands)                                                             Six Months Ended
                                                                                     June 30,
                                                                            -------------------------
                                                                               1996           1995
                                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                               $ 13,065        $ 11,910
   Adjustments to reconcile net income to net cash
   flows from operating activities:
      Depreciation and amortization                                            3,305           2,683
      Equity in undistributed income of
        unconsolidated affiliates                                               (802)             27
      Accounts receivable                                                     (6,173)         (5,405)
      Inventories                                                             (5,432)         (3,938)
      Prepaid expenses and other current assets                                 (168)            157
      Accounts payable                                                        (4,360)            500
      Accrued liabilities                                                     (1,710)         (1,455)
      Income taxes payable                                                      (633)          2,930
                                                                           ---------       ---------
   Net Cash Flows from Operating Activities                                   (2,908)          7,409

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
      Additions to property, plant and equipment                              (3,427)         (3,892)
      Sales-type and operating leases                                         (1,659)         (2,650)
      Investment in affiliated company                                          (481)
                                                                           ---------       ---------
   Net Cash from (used for) Investing Activities                              (5,567)         (6,542)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
      Borrowing                                                                2,737
      Proceeds from exercise of stock options                                    404           2,575
      Cash dividends paid                                                     (3,249)         (2,865)
                                                                           ---------       ---------
   Net Cash from (used for) Financing Activities                                (108)           (290)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (192)            900
                                                                           ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (8,775)          1,477

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                16,519          14,833
                                                                           ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 7,744        $ 16,310
                                                                           =========       =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 1--BASIS OF PRESENTATION

The information for the six months ended June 30, 1996 and 1995 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the six-month period ending June 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

Net income per share has been computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options.


NOTE 2--INVENTORIES

Inventories by major categories are summarized as follows:


                                                     June 30,       December 31,
                                                      1996             1995
                                                   -----------      -----------
Raw materials                                      $13,970,000      $11,414,000
Work in process                                     16,410,000       14,567,000
Finished goods                                      10,374,000        9,540,000
                                                   -----------      -----------
Total                                              $40,754,000      $35,521,000
                                                   ===========      ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Record sales of $43.4 million were achieved in the second quarter of 1996, a 13% increase over the second quarter 1995. Sales for the six months were a record $86.6 million, an 11% increase over 1995. The sales increases are principally a result of the continuing increased worldwide acceptance of the fully automated, random access IMMULITE system. The system is expected to account for the greatest amount of growth of all the Company's product lines for the foreseeable future. In periods when the U.S. dollar is strengthening, the effect of translation of the financial statements of the consolidated foreign affiliates is that of lower sales, costs and net income. The stronger U.S. dollar in the second quarter 1996 when compared to the second quarter 1995 resulted in lowered reported sales of approximately 3% and lower reported net income of 1%. The stronger U.S. dollar in the six months 1996 when compared to the 1995 six-month period resulted in lower reported sales of approximately 2% and lower reported net income of 1%.

Cost of sales as a percentage of sales was 42% in the 1996 second quarter and six months as compared to 44% in the corresponding 1995 periods. The 1996 results continue the improvement trend set in the 1995 fourth quarter principally resulting from increased utilization at the Wales manufacturing facility and at the New Jersey IMMULITE instrument manufacturing facility.

Selling costs as a percent of sales were 20% in the 1996 second quarter and 19% in the 1996 six-month period compared to 18% and 17% in the corresponding 1995 periods. These increased costs are a result of the continual expansion of the marketing and sales effort, especially for the IMMULITE system. Research and development expenses increased 10% in 1996 second quarter over 1995. In the 1996 six-month period, the expenses increased 12% over 1995. These expenditures have increased to support the IMMULITE system. In the 1996 and 1995 second quarters and six-month periods, the research and development costs as a percentage of sales were 10%.

General and administrative costs were 9% of sales in the 1996 second quarter compared to 8% in the 1995 quarter. In the 1996 six-month period, the general and administrative costs were 10% compared to 9% in the 1995 period. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired and minority interest.

Equity in income of affiliates, which increased 21% in the 1996 second quarter compared to the 1995 quarter and increased 31% in the 1996 six-month period over the 1995 period, represents the Company's share of earnings of nonconsolidated affiliates, principally the 45%-owned Italian affiliate. Profitability in Italy which in prior quarters had declined was modestly higher in the 1996 second quarter and six months when compared to 1995. The other affiliates reported increases in their second quarter and six months net income.

The Company's effective tax rate includes Federal, state and foreign taxes. The 1996 rate of 27% approximates the 1995 rate of 26%.

The Company has adequate working capital and sources of capital (including an unused $10 million unsecured line of credit) to carry on its current business and to meet its existing capital requirements. Cash flow used for operating activities was $2.9 million in the 1996 six months as compared to cash flow from operating activities of $7.4 million in the 1995 period. Cash flow in the 1996 period was primarily used for increases in accounts receivables and inventories and reduction of accounts payable.

During the first quarter of 1995, the Company paid a quarterly cash dividend of $.10 per share. Commencing with the second quarter of 1995, the quarterly dividend was increased to $.12 per share.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on May 8, 1996. The only matter voted on was the election of directors. Each nominee received the following votes:

Nominee                     For            Withheld
- ---------------------------------------------------
Sigi Ziering              12,014,025        17,462
Sidney A. Aroesty         11,905,645       125,842
Marilyn Ziering           12,008,780        22,707
Maxwell H. Salter         12,006,555        24,932
James D. Watson           11,901,700       129,787
Michael Ziering           12,010,750        20,737
Frederick Frank           12,011,015        20,472




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    27 Financial Data Schedule
(b) Reports on Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DIAGNOSTIC PRODUCTS CORPORATION
                                               (Registrant)



      JULY  24, 1996                                   SIGI ZIERING
- ------------------------                      --------------------------------
Date                                             Sigi Ziering, Ph.D., Chairman
                                                                  of the Board
                                                       Chief Executive Officer

     JULY  24, 1996                                    JULIAN R. BOCKSERMAN
- ------------------------                       --------------------------------
Date                                                      Julian R. Bockserman,
                                                                 Vice President
                                                        Chief Financial Officer