Form 10-Q
period 1996-09-30
DIAGNOSTIC PRODUCTS CORP
filed 1996-10-29
CIK 702259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

        [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934
        For the quarterly period ended September 30, 1996
        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934
        For the transition period from       to
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

                                 [ YES X ][NO   ]


   The number of shares of Common Stock, no par value, outstanding as of September 30, 1996, was 13,560,644.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

(In thousands, except per share data)     Three Months Ended                Nine Months Ended
                                            September 30,                     September 30,
                                            -------------                     -------------
                                        1996             1995            1996               1995
                                        ----             ----            ----               ----
SALES                                $  43,359        $  40,530        $ 129,974        $ 118,265
                                     ---------        ---------        ---------        ---------
COSTS AND EXPENSES:
Cost of sales                           19,868           19,066           55,988           53,299
Selling                                  9,111            6,951           25,729           20,357
Research and development                 4,426            3,970           13,294           11,917
General and administrative               4,552            3,337           13,303           10,651
Equity in income of affiliates            (199)            (125)          (1,002)            (740)
Investment income                         (380)            (610)          (1,144)          (1,280)
                                     ---------        ---------        ---------        ---------
Total costs and expenses                37,378           32,589          106,168           94,204
                                     ---------        ---------        ---------        ---------
INCOME BEFORE INCOME TAXES               5,981            7,941           23,806           24,061
PROVISION FOR INCOME TAXES               1,630            2,050            6,390            6,260
                                     ---------        ---------        ---------        ---------
NET INCOME                           $   4,351        $   5,891        $  17,416        $  17,801
                                     =========        =========        =========        =========
NET INCOME PER SHARE                 $     .31        $     .43        $    1.25        $    1.29

WEIGHTED AVERAGE SHARES
AND EQUIVALENTS OUTSTANDING             13,941           13,846           13,956           13,838

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

                                                                     September 30,   December 31,
                                                                       1996             1995
                                                                       ----             ----
                                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $  15,361        $  16,519
     Accounts receivable - net of allowance for
       doubtful accounts of $89 and $77                                  42,794           40,802
     Inventories                                                         41,580           35,521
     Prepaid expenses and other current assets                              408              358
     Deferred income taxes                                                3,451            3,451
                                                                      ---------        ---------
     Total current assets                                               103,594           96,651
PROPERTY, PLANT AND EQUIPMENT:
     Land and buildings                                                  27,827           27,553
     Machinery and equipment                                             44,352           38,607
     Leasehold improvements                                               6,701            6,635
     Construction in progress                                               925              836
     Total                                                               79,805           73,631
                                                                      ---------        ---------
     Less accumulated depreciation and amortization                      35,403           31,707
                                                                      ---------        ---------
     Property, plant and equipment - net                                 44,402           41,924
SALES-TYPE AND OPERATING LEASES                                          20,611           18,128
DEFERRED INCOME TAXES                                                     3,200            3,200
INVESTMENTS IN AFFILIATED COMPANIES                                      14,762           13,279
EXCESS OF COST OVER NET ASSETS ACQUIRED -
     Net of amortization of $6,111 and $5,373                            15,173           16,280
                                                                      ---------        ---------
TOTAL ASSETS                                                          $ 201,742        $ 189,462
                                                                      =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                    $   7,976
     Accounts payable                                                    12,847        $  16,969
     Accrued liabilities                                                  4,627            5,708
     Income taxes payable                                                 1,078            3,435
                                                                      ---------        ---------
     Total current liabilities                                           26,528           26,112
SHAREHOLDERS' EQUITY:
     Common Stock - no par value, authorized 30,000,000 shares;
       outstanding 13,560,644 shares and 13,524,051 shares               35,793           35,179
     Retained earnings                                                  143,676          131,136
     Foreign currency translation adjustments                            (4,255)          (2,965)
                                                                      ---------        ---------
     Total shareholders' equity                                         175,214          163,350
                                                                      ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 201,742        $ 189,462
                                                                      =========        =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(Dollars in Thousands)                                                             Nine Months Ended
                                                                                     September 30,
                                                                                     -------------
                                                                                1996             1995
                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                     $ 17,416        $ 17,801
    Adjustments to reconcile net income to net cash flows from operating activities:
       Depreciation and amortization                                              5,216           4,363
       Equity in undistributed income of
         unconsolidated affiliates                                               (1,002)            243
       Accounts receivable                                                       (2,435)         (3,940)
       Inventories                                                               (6,245)         (3,957)
       Prepaid expenses and other current assets                                    (50)            370
       Accounts payable                                                          (3,464)         (7,077)
       Accrued liabilities                                                       (1,081)         (1,151)
       Income taxes payable                                                      (2,315)          1,052
                                                                               --------        --------
    Net Cash Flows from Operating Activities                                      6,040           7,704

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
       Additions to property, plant and equipment                                (6,654)         (5,264)
       Sales-type and operating leases                                           (3,523)         (3,719)
       Investment in affiliated company                                            (481)             (1)
                                                                               --------        --------
    Net Cash from (used for) Investing Activities                               (10,658)         (8,984)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
       Borrowing                                                                  8,072
       Proceeds from exercise of stock options                                      614           6,363
       Cash dividends paid                                                       (4,876)         (4,453)
                                                                               --------        --------
    Net Cash from (used for) Financing Activities                                 3,810           1,910

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (350)            491
                                                                               --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (1,158)          1,121

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   16,519          14,833
                                                                               --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 15,361        $ 15,954
                                                                               ========        ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The information for the nine months ended September 30, 1996 and 1995 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the nine-month period ending September 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

Net income per share has been computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options.

NOTE 2 -- INVENTORIES
Inventories by major categories are summarized as follows:

                                              September 30,      December 31,
                                                  1996               1995
                                                  ----               ----
Raw materials                                  $14,617,000       $11,414,000
Work in process                                 17,003,000        14,567,000
Finished goods                                   9,960,000         9,540,000
                                               -----------       -----------
Total                                          $41,580,000       $35,521,000
                                               ===========       ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales of $43.4 million were achieved in the third quarter of 1996, a 7% increase over the third quarter 1995. Sales for the nine months were a record $130 million, a 10% increase over 1995. The sales increases are principally a result of the continuing increased worldwide acceptance of the fully automated, random access IMMULITE system. The system is expected to account for the greatest amount of growth of all the Company's product lines for the foreseeable future. In periods when the U.S. dollar is strengthening, the effect of translation of the financial statements of the consolidated foreign affiliates is that of lower sales, costs and net income. The stronger U.S. dollar in the third quarter 1996 when compared to the third quarter 1995 resulted in lower reported sales of approximately 1.5% and lower reported net income of .4%. The stronger U.S. dollar in the nine months 1996 when compared to the 1995 period resulted in lower reported sales of approximately 1.8% and lower reported net income of .5%.

Despite the 7% growth in sales in the third quarter of 1996 compared to the third quarter of 1995, sales were flat when compared to the second quarter of 1996 due to continued pressure on healthcare expenditures in Europe, particularly in Germany, one of the Company's major markets in Europe, which affected both unit sales and profit margins. Net income declined to 10% and 13% of sales in the three and nine month periods of 1996 compared to 15% of sales in the comparable 1995 periods. This decline was due to the greater rate of growth of selling and general and administrative expenses compared to sales growth.

Cost of sales as a percentage of sales were 46% in the third quarter 1996 and 43% in the 1996 nine-month period compared to 47% and 45% in the comparable 1995 periods. Cost of sales as a percentage of sales increased to 46% in the third quarter of 1996 compared to 42% in the first and second quarters of 1996. In the third quarter 1996, lower gross profit margins were a result of the continuing shift of product mix to the IMMULITE product line which, when the instruments and reagents are combined, has lower margins than the traditional RIA products. Profit margins for the IMMULITE products also reflected increasingly strong price competition.

Selling costs increased 31% and 26% in the third quarter and nine months of 1996 over 1995. The major component of this increase was due to the inclusion of the Brazilian distributor (acquired September 1, 1995) for all of 1996 but only one month in the 1995 periods. Selling costs as a percentage of sales were 21% in the third quarter 1996 and 20% in the 1996 nine-month period compared to 17% in the comparable 1995 periods. The remainder of the increased costs are a result of the continued expansion of the marketing and sales effort for the IMMULITE product line and in preparation for the launch of the IMMULITE 2000 in 1997.

Research and development expenses increased 11% in the 1996 third quarter over 1995. In the 1996 nine-month period, the expenses increased 12% over 1995. These expenditures have increased to support the IMMULITE system. In the 1996 and 1995 third quarter and nine-month periods, the research and development costs as a percentage of sales were 10% in each period.

General and administrative costs increased in the third quarter and nine months of 1996 over 1995. The major component of this increase was due to the inclusion of the Brazilian distributor (acquired September 1, 1995) for all of 1996 but only one month in the 1995 periods. General and administrative expenses were about 10% of sales in the 1996 third quarter and nine-month period compared to 8% and 9% in the comparable 1995 periods. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired and minority interest.

Equity in income of affiliates, which increased 59% in the 1996 third quarter compared to the 1995 quarter and increased 35% in the 1996 nine-month period over the 1995 period, represents the Company's share of earnings of nonconsolidated affiliates, principally the 45%-owned Italian affiliate. Profitability in Italy which in prior quarters had declined was modestly higher in the 1996 third quarter and nine months when compared to 1995. The other affiliates reported increases in their third quarter and nine months net income.

The Company's effective tax rate includes Federal, state and foreign taxes. The 1996 rate of 27% approximates the 1995 rate of 26%.

The Company has adequate working capital and sources of capital (including a $10 million unsecured line of credit, $7 million unused at September 30, 1996) to carry on its current business and to meet its existing capital requirements. Cash flow from operating activities was $6.0 million in 1996 nine months as compared to $7.7 million in 1995 period.

During the first quarter of 1995, the Company paid a quarterly cash dividend of $.10 per share. Commencing with the second quarter of 1995, the quarterly dividend was increased to $.12 per share.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     10.1  1990 Stock Option Plan, as amended
     27  Financial Data Schedule
(b)  Reports on Form 8-K. None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DIAGNOSTIC PRODUCTS CORPORATION
                                                                   (Registrant)

            OCTOBER 29, 1996                            SIGI ZIERING
--------------------------------------           ---------------------------------------------
Date                                               Sigi Ziering, Ph.D., Chairman of the Board
                                                   Chief Executive Officer

            OCTOBER 29, 1996                            JULIAN R. BOCKSERMAN
--------------------------------------           ---------------------------------------------
Date                                               Julian R. Bockserman, Vice President
                                                   Chief Financial Officer