Form 10-K405
period 1996-12-31
DIAGNOSTIC PRODUCTS CORP
filed 1997-03-24
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the year ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____________ to _____________

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $333,000,000 as of March 14, 1997.

    The number of shares of Common Stock, no par value, outstanding as of March 14, 1997, was 13,612,343.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the 1997 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

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


THE IMMULITE -- A FULLY INTEGRATED SYSTEM

With the acquisition of Cirrus Diagnostics Inc. in May 1992, the Company entered the marketplace for fully automated, nonisotopic diagnostic instrumentation systems, the most rapidly growing segment of the immunoassay market. The IMMULITE system is an automated, random-access, computer-based instrument which performs immunoassays utilizing chemiluminescent technology. The IMMULITE system is totally automated with respect to sample and conjugate handling, incubation, washing and substrate addition. Printed reports are generated by the system's external computer for each sample. The system has the potential for total random-access immunoassays (meaning that the system can perform any test, or combination of tests, on any patient sample at any time) with capacity for walk-away processing of up to 120 samples per hour.
    Whereas DPC's RIA tests can be performed on equipment manufactured by many different companies, IMMULITE is a closed system; that is, it can only accommodate IMMULITE assays. Accordingly, one of the most important factors in the successful marketing of the IMMULITE system is the ability to offer a broad menu of assays which can be performed on the system. During 1996, the Company developed 15 assays for the IMMULITE system, bringing the total number of IMMULITE assays to 67, 36 of which have been approved by the FDA for marketing in the United States. DPC currently offers the most complete panel of assays available in the key areas of thyroid, fertility and cancer testing. IMMULITE products also include allergy panels and assays for infectious diseases. IMMULITE reagents and instruments accounted for approximately 50% of total revenues in 1996.
    The patented solid-phase wash technology and chemiluminescent detection method employed in the IMMULITE system enables the Company to improve the sensitivity of tests used on the IMMULITE system. An assay's sensitivity is the smallest amount of a substance which it can detect.
    In 1996, DPC introduced the IMMULITE 2000 continuous random access analyzer, the next step in the evolution of DPC's IMMULITE family. The IMMULITE 2000, utilizing the same chemiluminescent technology, is a high speed analyzer with a throughput of up to 200 tests per hour, offering the medium to high-volume laboratory increased efficiency in streamlining their testing workload. In addition, this increased throughput will allow DPC to participate in a higher-volume segment of the market where the average reagent use per analyzer exceeds that of the present IMMULITE unit. The IMMULITE 2000 includes advanced features such as primary tube sampling and proprietary auto-dilution capability. The Company believes that the introduction of the 2000 will complement the existing IMMULITE and extend its life cycle.

RIA PRODUCTS

Prior to 1992, DPC's core business was based on RIA (radioimmunoassay) technology, which utilizes radioisotopes to achieve high levels of test specificity and sensitivity. RIA tests are labor intensive and must be performed by skilled technicians. During the 1970's and 1980's, the RIA market increased significantly and the Company developed one of the most extensive lines of RIA kits available.
    In the early 1980's, the market began to shift to nonisotopic systems based mainly on florescence (FIA) and enzyme (EIA) labels. Currently, nonisotopic systems account for approximately 90% of the market. As a result of the acceptance of the Company's IMMULITE system and other non-isotopic tests, sales of RIA products fell below 50% of total sales in 1996 for the first time since inception.
    While the immunoassay market is increasing worldwide, the RIA segment of this market, in general and for DPC, has been decreasing. This decline reflects concerns regarding the disposal of radioactive materials used in RIA tests and demands for labor-saving, automated immunodiagnostic systems which utilize nonisotopic tests. Even though the worldwide market for RIA is contracting, DPC has continued to achieve good sales levels in this segment and expects RIA to continue to be an important market for the Company. The Company's strategy for the RIA market includes the following:
    -   Exploit markets which have been abandoned by competitors;
    - Exploit niche markets by developing products aimed at readily identified market needs; and
    - Exploit certain foreign markets, where demand for RIA tests is still growing due to the lower labor and reagent costs and the availability of the gamma counting equipment necessary to perform the tests. See "Marketing and Sales."


ALLERGY TESTING

 An important market segment to which the Company has devoted significant development and marketing resources is the area of allergy testing. While this market is dominated by Pharmacia of Sweden, the Company believes that its technology is competitive in this large and growing market. DPC offers three distinct methodologies for its AlaSTAT allergy product line based on a patented liquid-handling technology: (i) the traditional RIA format, (ii) a tube methodology for smaller laboratories preferring nonisotopic methodologies, and
(iii) a microplate-based system for larger laboratories desiring full automation. In addition, the IMMULITE system offers a fully automated test for total IgE, a latex allergy test and a pivotal screening test (AlaTOP), the most widely used first line test for allergies.
    The number of specific allergens which the DPC methodologies can handle is rapidly expanding. During 1996, DPC obtained FDA approval to market 61 new tests for allergens in the tube and microplate formats. New products released in 1996 include WinMAX software, which increases the capacity of high-volume instrument systems, and AlaBLOT, a Western blot technology that helps confirm patient reactivity to individual allergenic proteins.


RESEARCH AND DEVELOPMENT ACTIVITIES

The Company devotes substantial resources to research and development to update and improve its existing products, as well as to develop new products. Because of the importance of being able to offer an extensive menu of assays on the IMMULITE system, approximately 80% of research and development activities in 1996 related to the development of IMMULITE assays and instrumentation. The Company expects similar levels in the coming year. The Company conducts research and development activities at facilities located in Los Angeles, Randolph, New Jersey, the United Kingdom, Germany, Japan (a 50%-owned joint venture), and Italy (through its 45%-owned subsidiary). During the years ended December 31, 1994, 1995 and 1996, the Company spent $13,404,000, $16,135,000 and $17,758,000 on research and development, representing approximately 11%, 10% and 10% of sales.


MANUFACTURING AND SERVICE

The Company's principal test kit manufacturing facility is located in Los Angeles, California. Approximately 17% of test kit production is conducted at the EURO/DPC facility in the United Kingdom. The Company's European manufacturing facilities enable the Company to maintain its competitiveness in the EEC by minimizing import duties and freight charges and by reducing the effects of currency exchange fluctuations. Certain kits are also manufactured in Japan by the Company's 50%-owned joint venture, and by the DPC Biermann GmbH facility in Germany.
    The IMMULITE system instrumentation is assembled at the Company's facility in New Jersey. Component parts, such as computer hardware, are supplied by original equipment manufacturers. The Company provides a one year warranty which covers parts and labor. The IMMULITE system is certified by Underwriter's Laboratories Inc. (UL). The Company's and its distributors' technical service personnel install new units, train customers in the use of the system, and provide maintenance and service for the instrumentation.
    The EURO/DPC Instrumentation Division manufactures diagnostic instrumentation and develops associated software used in the allergy product lines. These instruments include the TipTech; the MARK 5, an automated pipettor; the MicroLite 3 pipetting aid; and the MARK 5 BCR barcode reader. Certain components of the IMMULITE instrument are also manufactured in Wales.
    Certain of the Company's proprietary instruments and software are manufactured by OEMs, including AlaSTAT Microplate instrumentation, gamma counters used with RIA tests, and spectrophotometers used with certain EIA tests. The Company is not dependent on any outside supplier and believes that alternate sources are readily available.
    In 1996, DPC's Los Angeles facility received ISO 9001 certification, an internationally recognized manufacturing standard. In December 1990, Euro/DPC, the Company's wholly owned manufacturing subsidiary in Wales, was the first immunodiagnostics company in the world to be certified under British Standard BS 5750 (also known as International Standard ISO 9002 and European Standard EN 29002), a rigorous British quality assurance program which is the forerunner of a uniform manufacturing code for the European Economic Community. In 1995, DPC Cirrus received ISO 9001 certification.


MARKETING AND SALES

The Company markets its diagnostic kits to hospital, clinical, forensic, research, reference and veterinary laboratories, to doctors' offices, and to U.S. government agencies. The Company markets its products in the United States directly to laboratories and hospitals through its own sales force. The Company sells to the doctors' office market through a network of independent distributors as well as through its own sales force. Sales personnel and distributors are trained to demonstrate the Company's product line in the customer's laboratory and are supported by the Company's Los Angeles and New Jersey-based technical services departments. Foreign sales are handled by the Company's distributors including consolidated distributors.
    The Company's products are sold on a world-wide basis through distributors in 100 foreign countries. During 1996, DPC expanded in high growth areas such as South America (Brazil, Venezuela and Uruguay) and Eastern Europe (Czech Republic, Croatia, Poland and Slovakia).
    The Company's distributors, including consolidated distributors, also sell other manufacturer's products which are not directly competitive with the Company's products. Foreign sales (including sales of consolidated subsidiaries) represented approximately 76% in 1994, 79% in 1995, and 80% in 1996 of total sales with sales in Europe accounting for approximately 54%, 55% and 51% of total sales, respectively. See Notes 5 and 10 of Notes to Consolidated Financial Statements for information regarding foreign operations.
    The consolidated financial statements include the accounts of those distributors in which the Company has a greater than 50% ownership interest. The Company had sales to nonconsolidated affiliated distributors of $12,119,000 in 1994, $18,504,000 in 1995, and $21,409,000 in 1996, including sales to Medical
Systems S.p.A. (Italy) of $6,005,000 in 1994, $10,034,000 in 1995, and
$11,251,000 in 1996..
    Sales of test kits to customers and distributors are made against individual purchase orders rather than through volume purchase arrangements. Because of the typically short shelf life of diagnostic kits, the Company's customers and distributors tend to order frequently, based on their short-term needs. Products are shipped directly from the Company's facilities in Los Angeles and Wales and are generally delivered domestically within 24 hours and overseas within 48 hours of receipt of order. The Company sells the IMMULITE instrumentation to hospitals and reference laboratories which perform volume testing. Most of the instruments are placed under a sales-type or operating lease basis. The Company's backlog at any date is usually insignificant and not a meaningful indicator of future sales.
    Foreign sales are subject to inherent risks including exposure to currency fluctuations, political and economic instability and trade restrictions. Because the Company's consolidated foreign distributor's sales are in the local currency, the Company's consolidated financial results are affected by foreign currency translation adjustments (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of Notes to Consolidated Financial Statements). In addition, the price competitiveness of the Company's products abroad is impacted by the relative strength or weakness of the U.S. dollar.


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


GOVERNMENT REGULATION

The Company's business is affected by government regulations both in the United States and abroad, in particular Western Europe, aimed at containing the cost of medical services. These regulations have generally had the effect of inhibiting the traditionally robust growth rate of the immunodiagnostic industry. In particular, the profitability of the Company's Italian distributor (in which the Company has a 45% interest) has been adversely affected by government reductions in health care cost reimbursements. Similar reductions could affect other major European markets. The Company believes that in vitro diagnostic (IVD) testing is an important tool for reducing health expenditures. By providing early diagnosis and therapy management, IVD tests can reduce the high costs of hospitalization, surgery and recovery. In response to cost containment measures, hospitals and laboratories have consolidated and have sought to increase productivity by replacing high cost labor with automated testing systems. The Company's
IMMULITE system addresses these market needs. The Company also seeks to develop more rapid and sensitive tests which can eliminate the need for redundant testing, such as DPC's Third Generation TSH assay.
    Manufacturers of immunodiagnostic tests and other clinical products intended for use as human diagnostics are governed by FDA regulations as well as regulations of state agencies and foreign countries. A new in vitro product that is "substantially equivalent" to one already on the market can generally be sold in the United States after it is cleared for marketing by the FDA. Most of the Company's products fall within the "substantially equivalent" category. Certain medically critical in vitro diagnostic products and totally new in vitro diagnostic products for which there are no equivalents on the market, must be cleared by the FDA after in-depth review which normally takes about two years prior to marketing. The

Company's products can be marketed without regulatory approval in most foreign countries. Japan and France have their own approval procedures.
    The Company's Los Angeles manufacturing facilities are licensed by the California Department of Health Services and must be operated in conformance with the FDA's Good Manufacturing Practices governing medical devices. The Company is regulated by the California Department of Health Services with respect to its possession and use of radioactive substances and by the U.S. Drug Enforcement Agency with respect to the use and storage of controlled drugs and pharmaceuticals.


COMPETITION

The Company competes on a worldwide basis with a number of large corporations which sell diversified lines of products, including immunodiagnostic products, for laboratory, medical and hospital use, and which have substantially greater resources than the Company. There are currently over 30 domestic suppliers of immunodiagnostic kits. Most of the leading suppliers are broad-based health care companies such as Abbott Diagnostics (Abbott Laboratories), Chiron and Johnson & Johnson. The Company's major competitors in Europe include Pharmacia/Upjohn (Sweden), Hoffman-La Roche (Switzerland) and Boehringer Mannheim (Germany). The Company believes that competition with respect to immunoassay tests is based on quality, service, product convenience and price, and that product innovation is an important source for change in market share.
    Many companies worldwide manufacture and sell automated immunodiagnostic systems. The Company's principal competitors are Abbott Diagnostics, Chiron, Sanofi, and Bayer. Abbott Diagnostics is the market leader in nonisotopic assays and semiautomated instruments. Most of these companies are substantially larger and have greater resources than the Company. The principal competitive factors in automated systems are size of menu (the number of assays which can be performed on the system), ease of use, and price (equipment cost, service and reagent cost). The Company's IMMULITE System currently offers one of the widest menus of any automated system and the Company is focusing its development efforts on expanding this menu.


EMPLOYEES

As of December 31, 1996, the Company (including its consolidated subsidiaries) had 1325 employees, including 564 in manufacturing, 238 in research and development, 330 in marketing and sales and 193 in administration. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified technical and operational personnel.

ITEM 2.  PROPERTIES

The following is a list of significant properties owned and leased by the Company and its consolidated subsidiaries as of December 31, 1996:

Location                           Size           Owned/Leased      Uses
--------                           ----           ------------      ----
Los Angeles, California        116,000 sq. ft.       Leased *       Corporate offices, manufacturing, warehousing,
                                                                    distribution, and research and development
Los Angeles, California         48,000 sq. ft.       Owned          Adjacent to Corporate Offices,
                                                                    manufacturing and warehousing
Gorman, California                    40 acres       Owned          Raw material processing
Randolph, New Jersey            33,000 sq. ft.       Leased         Research, manufacturing and
                                                                    distribution
Glyn Rhonwy, Wales, UK         110,000 sq. ft.       Owned          Research, manufacturing and
                                                                    distribution
Bad Nauheim, Germany            28,675 sq. ft.       Owned          Research and distribution
Humbeek-Grimbergen, Belgium      5,000 sq. ft.       Owned          Distribution
Apeldoorn, Netherlands          10,500 sq. ft.       Owned          Distribution
Breda, Netherlands               7,000 sq. ft.       Leased         Distribution
Madrid, Spain                   10,161 sq. ft.       Leased         Distribution
Melbourne, Australia             7,600 sq. ft.       Owned          Distribution

---------------

  * Lease payments of $879,000 in 1996. Lease expires at December 31, 1997, with a five-year renewal option. See "Item 13. Certain Relationships and Related Transactions".

     The Company believes that its facilities are adequate to meet its foreseeable needs.

ITEM 3.   LEGAL PROCEEDINGS


The Company is not involved in any material legal proceedings.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the last fiscal year, no matter was submitted to a vote of the security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange and is traded under the symbol DP.
    The following table sets forth the quarterly high and low price of the Company's Common Stock and quarterly dividends per share paid during 1996 and 1995.

                                                1996
                          ---------------------------------------------
                            High                Low            Dividend
                          --------           --------          --------
First Quarter             $ 40 5/8           $ 34 1/2           $ .12
Second Quarter              42 7/8             36 7/8             .12
Third Quarter               39 5/8             33 5/8             .12
Fourth Quarter              37 3/4             25                 .12

                                                1995
                          ---------------------------------------------
                            High                 Low            Dividend
                          --------           --------          --------
First Quarter             $ 34 3/4           $ 24 1/4           $ .10
Second Quarter              40 3/8             34                 .12
Third Quarter               44 7/8             35 3/4             .12
Fourth Quarter              39 1/4             33 1/2             .12

As of March 14, 1997, the Company had 529 holders of record of its Common Stock.


ITEM 6.   SELECTED FINANCIAL DATA

(In Thousands, except per Share Data)

INCOME STATEMENT DATA

                                                          Year Ended December 31,
                                 ------------------------------------------------------------------------
                                   1992            1993            1994           1995            1996
                                 --------        --------        --------        --------        --------
Sales                            $103,489        $106,791        $126,453        $159,649        $176,832
Net income                         17,289          14,166          16,700          24,169          22,947
Net income per share                 1.26            1.04            1.24            1.75            1.65
Average shares outstanding         13,706          13,627         13, 508          13,847          13,926
Dividends per share                $  .32          $  .40          $  .40          $  .46          $  .48


BALANCE SHEET DATA

                                                               December 31,
                                -------------------------------------------------------------------------
                                  1992            1993            1994             1995             1996
                                ---------       ---------       ---------         -------         -------
Working capital                 $  55,534       $  54,260       $  60,704         $70,539         $81,563
Total assets                      134,323         137,149         152,735         189,462         207,002
Shareholders' equity              119,544         123,273         135,100         163,350         182,287

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's sales increased 11% in 1996 to $177 million, following a 26% increase in 1995 to $160 million. Notwithstanding the continuing severe restrictions placed worldwide on health care expenditures, the Company reported double-digit 1996 and 1995 sales increases principally as a result of the increased worldwide acceptance of the fully automated, random access IMMULITE system. In 1996, the Company shipped approximately 800 IMMULITE units bringing the cummulative total shipped to 2,400 units. The IMMULITE system is expected to continue to account for the greatest amount of growth of all the Company's product lines for the foreseeable future. IMMULITEreagents and instruments accounted for approximately 50% of total sales in 1996. The Company introduced the next generation IMMULITE 2000 system in 1996 and expects this product to contribute to sales in the second half of 1997.
    Although RIA kits continue to generate profitable sales, this product line has matured and on a worldwide basis is experiencing a slow decline. Sales growth from IMMULITE products in 1995 and 1996 were, and in the future are expected to be, partially offset by declines in RIA sales. In 1996, approximately 80% of the Company's sales were non-US (compared to 79% in 1995 and 76% in 1994), with Europe being the Company's principal foreign market, accounting for 51% of total sales (compared to 55% in 1995 and 54% in 1994). The Company is also expanding into the growing markets of South America, Eastern Europe and the Far East.
    In periods when the US dollar is strengthening, the effect of the translation of the financial statements of the consolidated foreign affiliates is that of lower sales and net income. The stronger US dollar in 1996 (when compared to 1995) has resulted in lower reported sales and net income of approximately 1%. The weaker US dollar in 1995 when compared to 1994 resulted in higher reported 1995 sales of 5% and higher net income of 3%.
    In 1996, cost of sales as a percentage of sales was 43% compared to 44% in 1995 and 1994. Lower margin instrument sales as a percentage of sales will continue to increase so that it is unlikely that gross margins will return to the historical levels achieved when the Company was primarily a reagent manufacturer.
    Selling expense as a percentage of sales was 20% in 1996, 18% in 1995 and 19% in 1994. The major component of this increase was due to the inclusion of the Brazilian distributor (acquired September 1, 1995) for all of 1996 but only four months in the 1995 period. The remainder of the increased costs are a result of the continued expansion of the marketing and sales effort for the IMMULITE product line and in preparation for the launch of the IMMULITE 2000 in 1997.
    Research and development expenditures as a percentage of sales were 10% in 1996 and 1995 and 11% in 1994. The dollar amount of these expenditures have increased to support the IMMULITE systems.
    General and administrative expenses as a percentage of sales were 11% in 1996, 9% in 1995 and 11% in 1994. The major component of this increase was due to the inclusion of the Brazilian distributor (acquired September 1, 1995) for all of 1996 but only four months in the 1995 period. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired (1994, $888,000; 1995, $920,000 and 1996, $984,000) and in 1995
and 1996 minority interest (1995, $246,000; 1996, $513,000).
    Equity in income of affiliates represents the Company's share of earnings of nonconsolidated affiliates, principally the 45%-owned Italian affiliate whose 1996 net income was higher than in 1995. Profitability in previous years in Italy had been adversely influenced by reduced sales caused by serious economic problems and reductions in health care cost reimbursements.
    Investment income consists of interest income on the Company's cash and cash equivalents and interest on equipment contracts.
    The Company's effective tax rate includes Federal, state and foreign taxes. The 1996 rate of 28% compares to 26% in 1995 and 1994. The lower rate in 1995 and 1994 results principally from the benefit of state net operating loss carryforwards for DPC Cirrus and foreign tax credits, respectively.
    The Company has adequate working capital and sources of capital (including an unused $10 million unsecured line of credit) to carry on its current business and to meet its existing capital requirements. Cash flow from operating activities was $18.7 million in 1996, $23.6 million in 1995 and $20.7 million in 1994.

Cash flow used for plant and equipment additions and renovations was $8 million in 1996, $8.1 million in 1995 and $4.5 million in 1994. Cash flow used for sales-type and operating leases was $11.9 million in 1996, $11.5 million in 1995 and $6.2 million in 1994.
    During 1994 and the first quarter of 1995, the Company paid a cash dividend of $.10 per share. Commencing with the second quarter of 1995, the quarterly dividend was increased to $.12 per share. During 1994, the Company repurchased 190,800 shares of its Common Stock in the open market at a cost of $3,728,000.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 for a listing of the consolidated financial statements and supplementary data filed with this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The required information is hereby incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" of the Company's Proxy Statement for the 1997 Annual Shareholders Meeting.


ITEM 11.   EXECUTIVE COMPENSATION

The required information is hereby incorporated herein by reference to the sections entitled "Election of Directors-Compensation of Directors", "Executive Compensation" and "Compensation and Stock Option Committee Interlocks and Insider Participation" of the Company's Proxy Statement for the 1997 Annual Shareholders Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information is hereby incorporated herein by reference to the section entitled "Ownership of Common Stock" of the Company's Proxy Statement for the 1997 Annual Shareholders Meeting.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is hereby incorporated herein by reference to the second paragraph of the section entitled "Compensation and Stock Option Committee Interlocks and Insider Participation" of the Company's Proxy Statement for the 1997 Annual Shareholders Meeting.




                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of Report:
     1.  Financial Statements:
              Independent Auditors' Report
              Consolidated Balance Sheets as of December 31, 1995, and 1996. Consolidated Statements of Income for the three years ended December 31, 1996. Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1996.
              Consolidated Statements of Cash Flows for the three years ended December 31, 1996.
              Notes to Consolidated Financial Statements
     2.  Supplementary Financial Data.
     3. Exhibits - See "Exhibit Index" which appears after the signature page of this report.
(b)  Reports on Form 8-K - None.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of Diagnostic Products Corporation and its subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnostic Products Corporation and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Los Angeles, California
February 19, 1997

                           CONSOLIDATED BALANCE SHEETS


(Dollars in Thousands)

                                                                             December 31,
                                                                  --------------------------------
                                                                     1995                  1996
                                                                   --------               --------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $  16,519              $  13,781
   Accounts receivable--net of allowance
     for doubtful accounts of $77 and $76                            40,802                 45,631
   Inventories                                                       35,521                 42,828
   Prepaid expenses and other current assets                            358                    375
   Deferred income taxes                                              3,451                  3,663
                                                                   --------               --------
   Total current assets                                              96,651                106,278
PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings                                                27,553                 29,195
   Machinery and equipment                                           38,607                 46,043
   Leasehold improvements                                             6,635                  6,701
   Construction in progress                                             836                    700
                                                                   --------               --------
   Total                                                             73,631                 82,639
   Less accumulated depreciation and amortization                    31,707                 37,192
                                                                   --------               --------
   Property, plant and equipment-- net                               41,924                 45,447
SALES-TYPE AND OPERATING LEASES                                      18,128                 22,056
DEFERRED INCOME TAXES                                                 3,200                  2,772
INVESTMENTS IN AFFILIATED COMPANIES                                  13,279                 15,666

EXCESS OF COST OVER NET ASSETS ACQUIRED --
   Net of amortization of $5,373 and $6,357                          16,280                 14,783
                                                                   --------               --------
TOTAL ASSETS                                                       $189,462               $207,002
                                                                   ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT LIABILITIES:
   Notes payable                                                                          $  4,005
   Accounts payable                                                $ 16,969                 13,024
   Accrued liabilities                                                5,708                  6,057
   Income taxes payable                                               3,435                  1,629
                                                                   --------               --------
   Total current liabilities                                         26,112                 24,715
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common Stock-no par value, authorized 30,000,000
     shares at December 31, 1995 and 1996; outstanding
     13,524,051 shares and 13,597,124 shares.                        35,179                 36,584
   Retained earnings                                                131,136                147,579
   Foreign currency translation adjustments                          (2,965)                (1,876)
                                                                   --------               --------
   Total shareholders' equity                                       163,350                182,287
                                                                   --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $189,462               $207,002
                                                                   ========               ========

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME


(In Thousands, except per Share Data)

                                                            Year Ended December 31,
                                              -------------------------------------------------
                                                1994                 1995                1996
                                              --------             --------            --------
SALES                                         $126,453             $159,649             $176,832
COSTS AND EXPENSES:
   Cost of sales                                55,836               70,528              76,698
   Selling                                      23,481               29,188              35,135
   Research and development                     13,404               16,135              17,758
   General and administrative                   13,303               14,454              18,605
   Equity in income of affiliates               (1,592)              (1,407)             (1,605)
   Investment income                              (619)              (1,828)             (1,486)
                                              --------             --------            --------
   Total costs and expenses                    103,813              127,070             145,105
                                              --------             --------            --------
INCOME BEFORE INCOME TAXES                      22,640               32,579              31,727
PROVISION FOR INCOME TAXES                       5,940                8,410               8,780
                                              --------             --------            --------
NET INCOME                                    $ 16,700             $ 24,169            $ 22,947
                                              ========             ========            ========


NET INCOME PER SHARE                             $1.24                $1.75               $1.65

WEIGHTED AVERAGE SHARES
AND EQUIVALENTS OUTSTANDING                     13,508               13,847              13,926


SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(Dollars in Thousands)

                                                              Common Stock
                                                     -----------------------------            Retained
                                                       Shares               Amount            Earnings
                                                     ----------            -------            --------
BALANCE, JANUARY 1, 1994                             13,083,980            $30,623            $101,546

Issuance of shares upon exercise of stock options        59,700                439
Repurchase and retirement of shares                    (190,800)            (3,728)
Cash dividends ($.40 per share)                                                                 (5,205)
Net income                                                                                      16,700
                                                     ----------            -------            --------
BALANCE, DECEMBER 31, 1994                           12,952,880             27,334             113,041
Issuance of shares upon exercise of stock options       571,171              7,845
Cash dividends ($.46 per share)                                                                 (6,074)
Net income                                                                                      24,169
                                                     ----------            -------            --------
BALANCE, DECEMBER 31, 1995                           13,524,051             35,179             131,136

Issuance of shares upon exercise of stock options        73,073              1,405
Cash dividends ($.48 per share)                                                                 (6,504)
Net income                                                                                      22,947
                                                     ----------            -------            --------
BALANCE, DECEMBER 31, 1996                           13,597,124            $36,584            $147,579
                                                     ==========            =======            ========



SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

                                                                    Year Ended December 31,
                                                         -------------------------------------------
                                                           1994             1995               1996
                                                         -------          -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $16,700          $24,169            $22,947
     Adjustments to reconcile net income to net cash
       flows from operating activities:
       Depreciation and amortization                       8,107           11,155             14,440
       Equity in undistributed income of
          unconsolidated affiliates                       (1,524)            (504)            (1,906)
       Accounts receivable                                (5,423)          (6,343)            (5,373)
       Inventories                                          (655)          (6,715)            (6,956)
       Prepaid expenses and other current assets             228              625                (17)
       Deferred income taxes                                 441           (1,991)               216
       Accounts payable                                      940           (5,545)            (3,490)
       Accrued liabilities                                 1,448              584                349
       Income taxes payable                                  404            2,564             (1,767)
       Income tax benefit received upon exercise
          of certain stock options                            38            5,604                294
                                                         -------          -------            -------
    Net cash flows from operating activities              20,704           23,603             18,737

CASH FLOWS FROM (USED FOR)
INVESTING ACTIVITIES:
     Additions to property, plant and equipment           (4,528)          (8,060)            (8,010)
     Sales-type and operating leases                      (6,201)         (11,510)           (11,923)
     Investment in affiliated companies                                        (1)              (481)
                                                         -------          -------            -------
  Net cash from (used for) investing activities          (10,729)         (19,571)           (20,414)

CASH FLOWS FROM (USED FOR)
FINANCING ACTIVITIES:
     Borrowing                                                                                 4,086
     Proceeds from exercise of stock options                 401            2,241              1,111
     Cash dividends paid                                  (5,205)          (6,074)            (6,504)
     Repurchase of common stock                           (3,728)
                                                         -------          -------            -------
  Net cash from (used for) financing activities           (8,532)          (3,833)            (1,307)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH                                              506            1,487                246
                                                         -------          -------            -------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                       1,949            1,686             (2,738)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                                      12,884           14,833             16,519
                                                         -------          -------            -------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                           $14,833          $16,519            $13,781
                                                         =======          =======            =======
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the year for income taxes             $ 4,754          $ 3,098            $ 9,863
                                                         =======          =======            =======
BUSINESS ACQUISITION:
  Fair value of assets acquired                                           $10,741
  Liabilities assumed                                                     (10,740)
                                                                          -------
     Cash paid                                                            $     1
                                                                          =======

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's future operating results are dependent on its ability to research, develop, manufacture and market innovative products that meet customers' needs. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results.
    The Company's products which are sold in the United States, whether manufactured in the United States or elsewhere require product clearance by the United States Food and Drug Administration.
    The operations of the Company involve the use of substances regulated under various Federal, state and international laws governing the environment. Environmental costs are presently not material in the Company's operations or financial position.
    A portion of the Company's research and development activities, its corporate headquarters and other manufacturing operations are located near major earthquake faults. The ultimate impact on the Company is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is partially insured for such losses and interruptions caused by earthquakes.
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
    Although the Company believes that it has the products and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Because of the foregoing factors, recent trends should not be considered reliable indicators of future financial performance.


BASIS OF PRESENTATION

A recently adopted financial accounting standard requires the review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows is less than the carrying amount of the asset. Adoption of the standard during the year ended December 31, 1996 did not have a material effect on the Company's financial statements.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NET INCOME PER SHARE

Net income per share has been computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options.


CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1995 and 1996 is $12,600,000 and $5,300,000 of
short-term commercial paper. The carrying value of the cash and cash equivalents approximates fair value.


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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




FOREIGN EXCHANGE INSTRUMENTS

The Company hedges specific foreign currency exposures by purchasing foreign exchange contracts. Such foreign exchange contracts are generally entered into by the Company's European subsidiaries. The subsidiaries purchase forward dollar contracts to hedge firm commitments to acquire inventory for resale. The Company does not engage in speculation. The Company's foreign exchange contracts do not subject the Company to exchange rate movement risk as any gains or losses on these contracts are offset by gains or losses on the transactions being hedged. The foreign exchange contracts have varying maturities which generally do not exceed one year. At December 31, 1995 and 1996, the Company had approximately $15,000,000 and $7,000,000 of foreign exchange contracts outstanding, the carrying value of which does not differ significantly from their fair value.


RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.


INCOME TAXES

Deferred income taxes represent the tax consequences on future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes.

NOTE 2 - BUSINESS ACQUISTIONS

As of September 1, 1995, the Company acquired a 56% equity interest in DPC Medlab Produtos Medico Hospitalares Ltda., the Company's Brazilian distributor.
    As of March 1, 1996, the Company acquired a 50% equity interest in D.P.C.-N. Tsakiris S.A., the Company's Greek distributor.

NOTE 3 - INVENTORIES

Inventories by major categories are summarized as follows:

(Dollars in Thousands)               December 31,
                             ----------------------------
                               1995                 1996
                             -------              -------
Raw materials                $11,414              $14,896
Work in process               14,567               17,472
Finished goods                 9,540               10,460
                             -------              -------
                             $35,521              $42,828
                             =======              =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SALES-TYPE AND OPERATING LEASES

In addition to outright sales, the Company places IMMULITE instruments with customers under sales-type and operating leases for periods generally from three to five years.
    For operating leases, the cost of the equipment is amortized on a straight-line basis over three to five years.
    Sales-type and operating leases are summarized as follows:

(Dollars in Thousands)                        December 31,
                                     -----------------------------
                                       1995                 1996
                                     -------               -------
Sales-type leases                    $ 5,472               $ 5,437

Operating leases                      20,697                32,210
   Less accumulated amortization       8,041                15,591
                                     -------               -------
   Net                                12,656                16,619
                                     -------               -------
Total                                $18,128               $22,056
                                     =======               =======

NOTE 5 - INVESTMENT IN AFFILIATED COMPANIES

The Company has equity interests in four non-consolidated foreign affiliates. The affiliates distribute the Company's products in their countries. The countries and the Company's ownership interest are as follows: Portugal, 40%; Italy, 45%; Sweden, 50%; and Greece, 50%.
    The Company has a joint venture formed for the purpose of marketing and manufacturing the Company's immunodiagnostic test kits in Japan. The joint venture (Nippon DPC Corporation), owned equally by the Company and Dainippon Ink and Chemicals, Incorporated is being funded with capital contributed and debt guaranteed by Dainippon Ink and Chemicals, Incorporated and technology by the Company.
    The following represents condensed financial information for all of the Company's investments in non-consolidated affiliated companies, and the results of their operations.

(Dollars in Thousands)                         December 31,
                                        ---------------------------
                                          1994     1995       1996
                                        -------   -------   -------
            Current assets              $41,595   $45,577   $45,764
            Property and other assets    26,653    33,377    40,587
                                        -------   -------   -------
            Total assets                $68,248   $78,954   $86,351
                                        =======   =======   =======
            Current liabilities         $31,084   $37,019   $34,945
            Non-current liabilities      14,626    14,771    19,998
            Shareholders' equity         22,538    27,164    31,408
                                        -------   -------   -------
            Total liabilities and
              shareholders' equity      $68,248   $78,954   $86,351
                                        =======   =======   =======
            Sales                       $58,471   $61,218   $63,340
                                        =======   =======   =======
            Net income                  $ 3,971   $ 3,619   $ 2,507
                                        =======   =======   =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company had sales to non-consolidated affiliates of $12,119,000 in 1994, $18,504,000 in 1995 and $21,409,000 in 1996, including sales to one affiliate (Italy) of $6,005,000 in 1994, $10,034,000 in 1995 and $11,251,000 in 1996.
    Included in the Company's accounts receivable are trade receivables from non-consolidated affiliates of $6,016,000 at December 31, 1995 and $11,078,000 at December 31, 1996.
    The Company received dividends in 1994 of $872,000 from its Italian affiliate. The Company's cumulative equity in undistributed earnings of non-consolidated affiliated companies at December 31, 1996 is $13,474,000. Deferred taxes are not provided for undistributed earnings as these amounts are intended to be reinvested.

NOTE  6 - PENSION AND PROFIT SHARING PLANS

The Company has a money purchase pension plan covering substantially all U.S. employees over 21 years of age. Contributions under the pension plan are made annually in an amount equal to 10% of the compensation of all participants for such year. Contributions to the pension plan were $1,469,000 in 1994, $1,883,000 in 1995, and $2,202,000 in 1996.
    The Company has a profit sharing plan covering substantially all U.S. employees over 21 years of age. Contributions under the profit sharing plan for any year are made at the discretion of the Board of Directors of the Company, but not in excess of 15% of the compensation of all participants for such year. The contribution to the profit sharing plan was $479,000 in 1994 and $391,000 in 1995. There was no contribution in 1996.

NOTE 7 - INCOME TAXES

The provision for income taxes is summarized as follows:

(Dollars in Thousands)                                Year Ended December 31,
                                          ----------------------------------------------
                                           1994               1995                 1996
                                          -------            -------             -------
CURRENTLY PAYABLE:
  Federal                                 $ 3,194            $ 7,076             $ 6,157
  State                                       737                220                 730
  Foreign                                   1,568              3,105               1,677
  Deferred federal and
   state income taxes                         441             (1,991)                216
                                          -------            -------             -------
Total provision for income taxes          $ 5,940            $ 8,410             $ 8,780
                                          =======            =======             =======

Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:

(Dollars in Thousands)                                               December 31,
                                                             ---------------------------
                                                              1995                 1996
                                                             -------             -------
State income taxes                                           $    19             $   695
DPC Cirrus' net operating losses                               2,501               1,591
Inventory                                                      2,650               2,613
Depreciation                                                     612                 820
Other                                                            869                 716
                                                             -------             -------
   Total                                                     $ 6,651             $ 6,435
                                                             =======             =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Included in the net deferred income taxes shown on the consolidated balance sheets for 1995 and 1996 are deferred tax assets of $6,832,000 and $6,646,000 and deferred tax liabilities of $181,000 and $211,000.
    At December 31, 1996, DPC Cirrus had net operating loss carryforwards for Federal and state income tax purposes of approximately $3,433,000 and $4,288,000 expiring at varying dates through 2001. Utilization of the Federal net operating losses are subject to annual limitations of approximately $2,000,000.
    The Federal and state income tax asset related to DPC Cirrus' net operating losses has been recorded in the accompanying consolidated financial statements. This reflects the Company's belief, on the basis of available evidence, that the DPC Cirrus net operating loss carry forwards will be realized.
    A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

(Dollars in thousands)                                           Year Ended December 31,
                                                  ----------------------------------------------------
                                                   1994      %          1995     %          1996     %
                                                  ------------        -------------       ------------
Provision for income taxes at statutory rate      $7,924    35        $11,403    35       $11,104   35
State income taxes, net of federal tax benefit       479     2         (1,440)   (4)          397    1
Foreign income subject to tax other than
  federal statutory rate                             577     2             23                (487)  (2)
Non-taxable earnings of FSC                         (904)   (4)        (1,013)   (3)       (1,073)  (3)
Research and development tax credit                 (175)   (1)          (247)   (1)         (188)
Net foreign tax credit                            (1,768)   (8)          (111)               (244)  (1)
Equity in income of affiliates                      (557)   (2)          (492)   (2)         (562)  (2)
Other                                                364     2            287     1          (167)
                                                  ------------        -------------        -----------
Provision for income taxes                        $5,940    26        $ 8,410    26        $8,780   28
                                                  ============        =============        ===========


An income tax benefit during 1994, 1995 and 1996 related to the exercise or early disposition of certain stock options reduced income taxes currently payable by $38,000, $5,604,000 and $294,000 and was credited directly to shareholders' equity.


NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company has entered into a noncancelable operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of two officers/shareholders of the Company and their four children, who are also shareholders and one of whom is an officer and a director. The agreement extends through December 31, 1997, with a five-year renewal option. Approximately $818,000 in 1994, $849,000 in 1995 and $879,000 in 1996 was paid under the facility lease agreement.
    DPC Cirrus has entered into a noncancelable operating lease for its Randolph, New Jersey manufacturing facility. The agreement extends through November 30, 2002, with a five-year renewal option. Future minimum lease commitments as of December 31, 1995 for both leases are as follows:

(Dollars in Thousands)        1997        1998        1999        2000       2001    Thereafter    Total
                              ----        ----        ----        ----       ----    ----------    -----
                             $ 1,085      $ 206       $ 206       $ 206      $ 206      $ 189     $ 2,098


Rental expense under operating leases approximated $1,340,000 in 1994, $1,527,000 in 1995 and $1,783,000 in 1996.
    Notes payable includes a borrowing ($3,788,000 at 5.5% interest) by the Company's German subsidiary, due in semi-annual installments through March 2006 collateralized by certain buildings at that facility.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Also included in notes payable is a working capital borrowing ($217,000 at 12% interest) by the Company's China subsidiary collateralized by the building of that facility.
    The Company has a supply contract with a vendor for chemical compounds, which are key components in the IMMULITE system. For several years the vendor had been involved in multiple legal proceedings both domestically and internationally with another company, which had challenged the vendor's patent and other rights to these compounds and other technology. Pursuant to a 1995 settlement agreement, the Company will have the right for ten years to purchase the chemical compounds currently in use. As part of the agreement, the Company will guaranty the vendor's minimum payment obligations to the other company in the amount of $1,000,000 in each of 1995 and 1996 and $600,000 in each of the next eight years. There were no amounts disbursed in 1995 or 1996 under the guaranty.

NOTE 9 - STOCK OPTION PLANS

Under the Company's stock option plans, incentive stock options may be granted and are exercisable at prices not less than 100% of the fair market value on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the Company). Under the plans, non-qualified stock options may be granted and are exercisable at prices not less than 85% of fair market value at the date of grant. Options become exercisable after one year in installments (3 to 9 years) and may be exercised on a cumulative basis at any time before expiration. Options expire no later than ten years from the date of grant (five years with respect to optionees who are 10% or more shareholders). The following table summarizes option activity for the plans:

                                                        Option prices            Shares
                                                       ----------------        ---------
OPTIONS OUTSTANDING, JANUARY 1, 1994                      3.16 - 39.125        1,020,971

Options granted                                           18.50 - 23.50          107,500
Options exercised                                         4.375 - 19.00          (59,700)
Options canceled                                          7.625 - 28.50          (73,450)
                                                       ----------------        ---------
OPTIONS OUTSTANDING, DECEMBER 31, 1994                    3.16 - 39.125          995,321

Options granted                                           25.25 - 40.00          152,000
Options exercised                                         3.16 - 28.375         (158,491)
Options canceled                                         16.25 - 28.375          (29,220)
                                                       ----------------        ---------
OPTIONS OUTSTANDING, DECEMBER 31, 1995                 $ 10.375 - 40.00          959,610

Options granted                                          25.50 - 41.875          104,500
Options exercised                                       10.375 - 27.875          (53,073)
Options canceled                                          19.00 - 38.50          (29,524)
                                                       ----------------        ---------
OPTIONS OUTSTANDING, DECEMBER 31, 1996                 $10.375 - 41.875          981,513
                                                       ================        =========



In November 1985, the Company granted to its Chief Executive Officer, a non-qualified, 10-year stock option for 500,000 shares at $7.50 per share (fair market value at date of grant). The option was exercised during 1995.
    During 1995, 103,320 shares of outstanding Common Stock were received by the Company as consideration for the exercise of options for 509,800 shares.
    During 1995, options for 152,000 shares were granted at a weighted average price of $34.73. During 1996, options for 104,500 shares were granted at a weighted average price of $33.36.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    At December 31, 1996 the Company had a non-qualified option outstanding for 50,000 shares under a separate agreement at an exercise price of $30.75 per share.
    Pursuant to the plans and the separate agreement, 1,071,254 shares of common stock are reserved for issuance upon the exercise of options and options for 429,453 shares were exercisable at December 31, 1996.
    The Company has adopted the disclosure-only provisions of the accounting standard, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the 1995 and 1996 stock option grants. The fair value of options granted during 1995 and 1996 on the date of grant is estimated as $13.39 (1995) and $10.35 (1996) using the Black-Scholes option-pricing model with the following assumptions: dividend yield 1.6%, volatility 22.7%, risk-free interest rates from 5.7% to 6.9%, forfeiture rate of 16.4% and expected life of 3 to 10 years. Pro-forma compensation expense did not affect net income per share in 1995 or 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - SEGMENT INFORMATION

The Company manufactures and sells medical diagnostic kits and related instrumentation. The kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories. The Company's operating locations include the United States, Europe (United Kingdom, Germany, Czech Republic, Poland, Spain, Netherlands, Belgium, Luxembourg, Finland), and Rest of World (Australia, China, Brazil). The Company's operations and identifiable assets by geographical area are as follows:

(Dollars in Thousands)                                         December 31, 1994
                                      -------------------------------------------------------------------
                                                                   Rest
                                      United States   Europe     of World    Eliminations    Consolidated
                                      -------------   ------     --------    ------------    ------------
Sales                                   $ 67,716     $ 52,933     $ 5,804                       $126,453
Transfer between geographical areas       18,620        2,040                   (20,660)
                                        --------     --------     -------     ---------         --------
Net sales                               $ 86,336       54,973     $ 5,804     $ (20,660)        $126,453
                                        ========     ========     =======     =========         ========
Operating income,
   before equity in income of
   affiliates                           $ 19,837        $ 691       $ 520                       $ 21,048
                                        ========     ========     =======     =========         ========
Identifiable assets                     $ 73,604     $ 65,370      $9,889      $ (8,903)        $139,960
                                        ========     ========     =======     =========
Investment in affiliates                                                                          12,775
                                                                                                --------
                                                                                                $152,735
                                                                                                ========

(Dollars in Thousands)                                       December 31, 1995
                                      -------------------------------------------------------------------
                                                                   Rest
                                      United States   Europe     of World    Eliminations   Consolidated
                                      -------------   ------     --------    ------------    ------------
Sales                                   $ 78,293     $ 70,081    $ 11,275                       $159,649
Transfer between geographical areas       25,165        3,930                   (29,095)
                                        --------     --------     -------     ---------         --------
Net sales                               $103,458     $ 74,011    $ 11,275     $ (29,095)        $159,649
                                        ========     ========     =======     =========         ========
Operating income,
   before equity in income of
   affiliates                           $ 24,041      $ 6,117     $ 1,014                       $ 31,172
                                        ========     ========     =======     =========         ========
Identifiable assets                     $ 93,423     $ 75,750    $ 22,246     $ (15,236)        $176,183
                                        ========     ========     =======     =========
Investment in affiliates                                                                          13,279
                                                                                                --------
                                                                                                $189,462
                                                                                                ========


(Dollars in Thousands)                                    December 31, 1996
                                      -------------------------------------------------------------------
                                                                  Rest
                                      United States   Europe    of World     Eliminations   Consolidated
                                      -------------   ------     --------    ------------    ------------
Sales                                   $ 79,635     $ 72,830    $ 24,367                      $ 176,832
Transfer between geographical areas       31,299        1,462         105       (32,866)
                                        --------     --------    --------     ---------        ---------
Net sales                               $110,934     $ 74,292    $ 24,472     $ (32,866)       $ 176,832
                                        ========     ========    ========     =========        =========
Operating income,
   before equity in income of
   affiliates                           $ 25,758     $  2,638    $  1,726                      $  30,122
                                        ========     ========    ========     =========        =========
Identifiable assets                     $ 96,914     $ 83,571    $ 27,063     $ (16,212)         191,336
                                        ========     ========    ========     =========
Investment in affiliates                                                                          15,666
                                                                                               ---------
                                                                                               $ 207,002
                                                                                               =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's export sales to unaffiliated customers are summarized as follows:

(Dollars in Thousands)        Western           South             Other            Total
                              Europe           America           Exports          Exports
                              ------           -------           -------          -------
1994                          $7,964           $8,968            $8,128          $25,060
1995                           7,381            6,907            13,047           27,335
1996                           5,949            7,171            12,929           26,049


                          SUPPLEMENTARY FINANCIAL DATA


Unaudited quarterly financial information for the years December 31, 1995 and 1996 is summarized as follows:

(In Thousands, Except per Share Data)

                                                           Quarter Ended
                            -----------------------------------------------------------------------
                            March 31      June 30       September 30      December 31
                              1995          1995            1995              1995           Year
                            --------      --------        --------          --------       --------
Sales                       $ 39,201      $ 38,534        $ 40,530          $ 41,384       $159,649
Gross profit                  21,939        21,563          21,464            24,155         89,121
Income taxes                   2,150         2,060           2,050             2,150          8,410
Net income                     5,805         6,105           5,891             6,368         24,169

Net income per share             .42           .44             .43               .46           1.75

Average shares outstanding    13,683        13,986          13,846            13,874         13,847




                                                           Quarter Ended
                            -----------------------------------------------------------------------
                            March 31      June 30       September 30      December 31
                              1996          1996            1996              1996           Year
                            --------      --------        --------          --------       --------
Sales                       $ 43,246      $ 43,369        $ 43,359          $ 46,858      $176,832
Gross profit                  25,158        25,337          23,491            26,148       100,134
Income taxes                   2,420         2,340           1,630             2,390         8,780
Net income                     6,501         6,564           4,351             5,531        22,947

Net income per share             .47           .47             .31               .40          1.65

Average shares outstanding    13,942        13,984          13,941            13,837        13,926

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION


By:               /s/ Sigi Ziering                  March 24, 1997
   --------------------------------------------
         Sigi Ziering, Chairman of the Board
                and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                       TITLE                     DATE
----                                       -----                     ----


/s/  Sigi Ziering                          Chairman of the Board     March 24, 1997
----------------------------------------   and Chief Executive
Sigi Ziering                               Officer (Principal
                                           Executive Officer)


/s/  Michael Ziering                       Director                  March 24, 1997
---------------------------------------
Michael Ziering


/s/  Marilyn Ziering                       Director                  March 24, 1997
---------------------------------------
Marilyn Ziering


/s/  Sidney A. Aroesty                     Director                  March 24, 1997
---------------------------------------
Sidney A. Aroesty


/s/  Maxwell H. Salter                     Director                  March 24, 1997
---------------------------------------
Maxwell H. Salter


/s/  James D. Watson                       Director                  March 24, 1997
---------------------------------------
James D. Watson


/s/  Frederick Frank                       Director                  March 24, 1997
---------------------------------------
Frederick Frank


/s/  Julian R. Bockserman                  Vice President--          March 24, 1997
---------------------------------------    Finance (Principal
Julian R. Bockserman                       Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX



               3.1  Amended and Restated Articles of Incorporation (6)
               3.2  Bylaws, as amended (6)
               4.1  Stock Certificate (4)
             *10.1  1981 Employee Stock Option Plan, as amended (2)
             *10.2  Retirement Benefits Agreement with Sigi Ziering (3)
              10.3  Form of Indemnification Agreement with Officers and Directors (1)
             *10.4  1990 Stock Option Plan (5)
              10.5  Standard Industrial Lease with 5700 West 96th Street, general partnership, dated
                    February 18, 1991 (5)
             *10.6  Consulting Agreement with Sidney Aroesty dated December 14, 1994 (7)
             *10.7  Description of Consulting Arrangement with Dr. James D. Watson (7)
             *10.8  Description of Consulting Arrangement with Frederick Frank (8)
             *10.9  1997 Stock Option Plan
              11    Computation of Net Income per share
              21    Subsidiaries of Registrant
              23    Independent Auditors' Consent
              27    Financial Data Schedule (For EDGAR filing only)

--------------------------

                      * Management contracts, compensation plans or arrangements
                     (1) Incorporated by reference to Registrant's Quarterly
                         Report on Form 10-Q for the quarter ended June 30, 1988. (File No. 1-9957)
                     (2) Incorporated by reference to Registrant's Quarterly
                         Report on Form 10-Q for the quarter ended June 30, 1991. (File No. 1-9957)
                     (3) Incorporated by reference to Registrant's Registration
                         Statement on Form S1 (File No. 2-77287) filed on May 3, 1982.
                     (4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988. (File No. 1-9957)
                     (5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. (File No. 1-9957)
                     (6) Incorporated by reference to Registrant's Quarterly
                         Report on From 10-Q for the quarter ended June 30, 1992. (File No. 1-9957)
                     (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. (File No. 1-9957)
                     (8) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. (File No. 1-9957)