Form 10-Q
period 1997-03-31
DIAGNOSTIC PRODUCTS CORP
filed 1997-04-24
CIK 702259

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 1997

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from_________________to _______________

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

                                 [ YES X ][NO   ]


    The number of shares of Common Stock, no par value, outstanding as of March 31, 1997, was 13,613,818.


================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


(In thousands, except per share data)        Three Months Ended
                                                  March 31,
                                         -------------------------
                                           1997             1996
                                         --------         --------
SALES                                    $ 44,400         $ 43,246
                                         --------         --------
COSTS AND EXPENSES:
Cost of sales                              19,682           18,088
Selling                                     8,659            8,057
Research and development                    4,756            4,384
General and administrative                  5,526            4,649
Equity in income of affiliates               (281)            (446)
Investment income                            (315)            (407)
                                         --------         --------
Total costs and expenses                   38,027           34,325
                                         --------         --------
INCOME BEFORE INCOME TAXES                  6,373            8,921
PROVISION FOR INCOME TAXES                  1,710            2,420
                                         --------         --------
NET INCOME                               $  4,663         $  6,501
                                         ========         ========


NET INCOME PER SHARE                     $    .34         $    .47

WEIGHTED AVERAGE SHARES
AND EQUIVALENTS OUTSTANDING                13,867           13,942

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(Dollars in Thousands)                                                  March 31,    December 31,
                                                                          1997           1996
                                                                       ---------      ---------
ASSETS                                                                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                          $   7,425      $  13,781
    Accounts receivable - net of allowance for
      doubtful accounts of $82 and $76                                    49,279         45,631
    Inventories                                                           45,181         42,828
    Prepaid expenses and other current assets                                145            375
    Deferred income taxes                                                  3,663          3,663
                                                                       ---------      ---------
    Total current assets                                                 105,693        106,278
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                                    29,067         29,195
    Machinery and equipment                                               46,387         46,043
    Leasehold improvements                                                 6,726          6,701
    Construction in progress                                                 770            700
                                                                       ---------      ---------
    Total                                                                 82,950         82,639
    Less accumulated depreciation and amortization                        37,756         37,192
                                                                       ---------      ---------
    Property, plant and equipment - net                                   45,194         45,447
SALES-TYPE AND OPERATING LEASES                                           22,361         22,056
DEFERRED INCOME TAXES                                                      2,772          2,772
INVESTMENTS IN AFFILIATED COMPANIES                                       16,593         15,666
EXCESS OF COST OVER NET ASSETS ACQUIRED -
    Net of amortization of $6,503 and $6,357                              14,391         14,783
                                                                       ---------      ---------
TOTAL ASSETS                                                           $ 207,004      $ 207,002
                                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                      $   4,354      $   4,005
    Accounts payable                                                      13,525         13,024
    Accrued liabilities                                                    5,601          6,057
    Income taxes payable                                                   1,306          1,629
                                                                       ---------      ---------
    Total current liabilities                                             24,786         24,715
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common Stock - no par value, authorized 30,000,000 shares;
      outstanding 13,613,818 shares and 13,597,124 shares.                36,874         36,584
    Retained earnings                                                    150,610        147,579
    Foreign currency translation adjustments                              (5,266)        (1,876)
                                                                       ---------      ---------
    Total shareholders' equity                                           182,218        182,287
                                                                       ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 207,004      $ 207,002
                                                                       =========      =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(Dollars in Thousands)                                    Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $  4,663      $  6,501
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                          3,026         2,927
     Equity in undistributed income of
       unconsolidated affiliates                             (281)         (445)
     Accounts receivable                                   (4,930)       (3,251)
     Inventories                                           (3,063)       (2,556)
     Prepaid expenses and other current assets                230           197
     Accounts payable                                       1,523        (2,908)
     Accrued liabilities                                     (456)          367
     Income taxes payable                                    (277)          499
                                                         --------      --------
   Net Cash Flows from Operating Activities                   435         1,331

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
     Additions to property, plant and equipment            (2,761)       (1,964)
     Sales-type and operating leases                       (2,354)       (1,505)
     Investment in affiliated company                        (646)         (481)
                                                         --------      --------
   Net Cash from (used for) Investing Activities           (5,761)       (3,950)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
     Borrowing                                                669
     Proceeds from exercise of stock options                  290           265
     Cash dividends paid                                   (1,632)       (1,624)
                                                         --------      --------
   Net Cash from (used for) Financing Activities             (673)       (1,359)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (357)         (130)
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (6,356)       (4,108)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             13,781        16,519
                                                         --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  7,425      $ 12,411
                                                         ========      ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 -- BASIS OF PRESENTATION

The information for the three months ended March 31, 1997 and 1996 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 annual report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ending March 31, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

Net income per share has been computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options.

In December 1997, the Company will be required to adopt Statement of Financial Accounting Standard No. 128, "Earnings per Share." The provisions of this statement will require a change in the method of calculating earnings per share which will result in an insignficant difference from currently reported earnings per share.

NOTE 2 -- INVENTORIES

Inventories by major categories are summarized as follows:

                       March 31, December 31,
                        1997            1996
                    -----------     -----------
Raw materials       $17,992,000     $14,896,000
Work in process      17,296,000      17,472,000
Finished goods        9,893,000      10,460,000
                    -----------     -----------
Total               $45,181,000     $42,828,000
                    ===========     ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales of $44.4 million were achieved in the first quarter of 1997 compared to $43.2 million in the first quarter 1996, an increase of approximately 3%. Growth in sales of IMMULITE instrumentation and reagents was partially offset by the continual decline of the Company's mature RIA product line. Unit sales of IMMULITE reagents increased 18% over the first quarter of 1996, reflecting the growing installed base for the system and key new tests introduced during the past year. In periods when the U.S. dollar is strengthening, the effect of translation of the financial statements of the consolidated foreign affiliates is that of lower sales, costs and net income. The stronger U.S. dollar in the first quarter 1997 when compared to the first quarter 1996 resulted in lower reported sales of approximately 4 percentage points.

Cost of sales as a percentage of sales was 44% in the 1997 quarter compared to 42% in the 1996 quarter. The increased 1997 costs were primarily the result of the transactional effect of the strengthening of the U.S. dollar in the first quarter 1997. The stronger U.S. dollar reduced gross margins by approximately 2 percentage points.


Selling expenditures increased 7% in the 1997 quarter compared to the 1996 quarter representing 20% of sales in 1997 and 19% of sales in 1996. These increased costs are a result of the continual expansion of the marketing and sales effort, especially for the IMMULITE systems.

Research and development expenditures increased 8% in the 1997 quarter over 1996. These expenditures have increased to support the IMMULITE systems.

General and administrative expenses increased 19% in the first quarter 1997 over 1996. The increased costs in 1997 resulted primarily from the loss on the exchange rate recorded by the European subsidiaries on the strengthening of the U.S. dollar.

Equity in income of affiliates represent the Company's share of earnings of nonconsolidated affiliates, principally the 45%-owned Italian affiliate.

The Company's effective tax rate includes Federal, state and foreign taxes. The 1997 tax rate of 27% approximates the 1996 rate of 27%.

The Company has adequate working capital and sources of capital (including an unused $10 million unsecured line of credit) to carry on its current business and to meet its existing capital requirements. Cash flow from operating activities was $435,000 in the first quarter 1997 compared to $1.3 million in the 1996 quarter. Cash flow in the 1997 quarter was primarily used for increases in accounts receivables and inventories.

The quarterly cash dividend during 1996 and 1997 was $.12 per share.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     27    Financial Data Schedule
(b)  Reports on Form 8-K. None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DIAGNOSTIC PRODUCTS CORPORATION
                                                             (Registrant)

        APRIL 24, 1997                             SIGI ZIERING
---------------------------------     ------------------------------------------
Date                                  Sigi Ziering, Ph.D., Chairman of the Board
                                                         Chief Executive Officer

        APRIL 24, 1997                         JULIAN R. BOCKSERMAN
---------------------------------     ------------------------------------------
Date                                        Julian R. Bockserman, Vice President
                                                         Chief Financial Officer