Form 10-Q
period 1997-06-30
DIAGNOSTIC PRODUCTS CORP
filed 1997-07-29
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ____________ to ____________

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

                               YES [X]     NO [ ]

        The number of shares of Common Stock, no par value, outstanding as of June 30, 1997, was 13,630,503.

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


(In thousands, except per share data)   Three Months Ended           Six Months Ended
                                               June 30,                   June 30,
                                          1997         1996          1997          1996
                                       --------      --------      --------      --------
SALES                                  $ 46,763      $ 43,369      $ 91,163      $ 86,615
                                       --------      --------      --------      --------
COSTS AND EXPENSES:
Cost of sales                            20,169        18,032        39,851        36,120
Selling                                   9,961         8,561        18,620        16,618
Research and development                  4,732         4,484         9,488         8,868
General and administrative                5,821         4,102        11,347         8,751
Equity in income of affiliates             (415)         (357)         (696)         (803)
Investment income                          (187)         (357)         (502)         (764)
                                       --------      --------      --------      --------
Total costs and expenses                 40,081        34,465        78,108        68,790
                                       --------      --------      --------      --------
INCOME BEFORE INCOME TAXES                6,682         8,904        13,055        17,825
PROVISION FOR INCOME TAXES                1,790         2,340         3,500         4,760
                                       --------      --------      --------      --------
NET INCOME                             $  4,892      $  6,564      $  9,555      $ 13,065
                                       ========      ========      ========      ========

NET INCOME PER SHARE                   $    .35      $    .47      $    .69      $    .94

WEIGHTED AVERAGE SHARES
AND EQUIVALENTS OUTSTANDING              13,872        13,984        13,869        13,963

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(Dollars in Thousands)                                            June 30,     December 31,
                                                                    1997           1996
                                                                -----------    ------------
                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                    $  11,166      $  13,781
    Accounts receivable - net of allowance for
      doubtful accounts of $84 and $76                              49,339         45,631
    Inventories                                                     47,053         42,828
    Prepaid expenses and other current assets                          536            375
    Deferred income taxes                                            3,663          3,663
                                                                 ---------      ---------
    Total current assets                                           111,757        106,278
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                              29,054         29,195
    Machinery and equipment                                         48,584         46,043
    Leasehold improvements                                           6,736          6,701
    Construction in progress                                           621            700
                                                                 ---------      ---------
    Total                                                           84,995         82,639
    Less accumulated depreciation and amortization                  38,941         37,192
                                                                 ---------      ---------
    Property, plant and equipment - net                             46,054         45,447
SALES-TYPE AND OPERATING LEASES                                     25,449         22,056
DEFERRED INCOME TAXES                                                2,772          2,772
INVESTMENTS IN AFFILIATED COMPANIES                                 16,362         15,666
EXCESS OF COST OVER NET ASSETS ACQUIRED-
    Net of amortization of $6,858 and $6,357                        14,680         14,783
                                                                 ---------      ---------
TOTAL ASSETS                                                     $ 217,074      $ 207,002
                                                                 =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                $  13,223      $   4,005
    Accounts payable                                                13,166         13,024
    Accrued liabilities                                              4,406          6,057
    Income taxes payable                                             1,455          1,629
                                                                 ---------      ---------
    Total current liabilities                                       32,250         24,715
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common Stock - no par value, authorized 30,000,000 shares;
      outstanding 13,630,503 shares and 13,597,124 shares           37,170         36,584
    Retained earnings                                              153,866        147,579
    Foreign currency translation adjustments                        (6,212)        (1,876)
                                                                 ---------      ---------
    Total shareholders' equity                                     184,824        182,287
                                                                 ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 217,074      $ 207,002
                                                                 =========      =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


(Dollars in Thousands)                                                        Six Months Ended
                                                                            ----------------------
                                                                                   June 30,
                                                                              1997          1996
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                               $  9,555      $ 13,065
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                             7,008         7,053
     Equity in undistributed income of
       unconsolidated affiliates                                                (696)         (802)
     Accounts receivable                                                      (5,423)       (6,173)
     Inventories                                                              (5,065)       (5,432)
     Prepaid expenses and other current assets                                  (161)         (168)
     Accounts payable                                                          1,603        (4,360)
     Accrued liabilities                                                      (1,651)       (1,710)
     Income taxes payable                                                        (92)         (633)
                                                                            --------      --------
   Net Cash Flows from Operating Activities                                    5,078           840

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
     Additions to property, plant and equipment                               (5,537)       (3,427)
     Sales-type and operating leases                                          (5,214)       (5,407)
     Investment in affiliated company                                            (46)         (481)
                                                                            --------      --------
   Net Cash from (used for) Investing Activities                             (10,797)       (9,315)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
     Borrowing                                                                 6,280         2,737
     Proceeds from exercise of stock options                                     586           404
     Cash dividends paid                                                      (3,268)       (3,249)
                                                                            --------      --------
   Net Cash from (used for) Financing Activities                               3,598          (108)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (494)         (192)
                                                                            --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,615)       (8,775)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                13,781        16,519
                                                                            --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 11,166      $  7,744
                                                                            ========      ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1--BASIS OF PRESENTATION
The information for the six months ended June 30, 1997 and 1996 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 annual report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the six-month period ending June 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

Net income per share has been computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options.

In December 1997, the Company will be required to adopt Statement of Financial Accounting Standard No. 128, "Earnings per Share." The provisions of this statement will require a change in the method of calculating earnings per share which will result in an insignificant difference from currently reported earnings per share.

NOTE 2--INVENTORIES
Inventories by major categories are summarized as follows:

                                          June 30,      December 31,
                                            1997            1996
                                        -----------     -----------
Raw materials                           $18,592,000     $14,896,000
Work in process                          17,489,000      17,472,000
Finished goods                           10,972,000      10,460,000
                                        -----------     -----------
Total                                   $47,053,000     $42,828,000
                                        ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales of $46.8 million were achieved in the second quarter of 1997, an 8% increase over the corresponding 1996 quarter. Record sales for the six months were $91.2 million, an increase of 5% over 1996. Growth in sales of IMMULITE instrumentation and reagents was partially offset by the continual decline of the Company's mature RIA product line.

In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of the consolidated foreign affiliates is that of lower sales, costs and net income. The stronger U.S. dollar in the second quarter 1997 and the six months 1997 when compared to the corresponding 1996 periods resulted in lower reported sales of approximately 4% in both periods. The effect on net income in both periods was less than 1%.

As of April 1, 1997, the Company acquired the distribution rights in France for the Company's allergy and IMMULITE product lines. The former distributor will continue to distribute the Company's radioimmunoassay (RIA) product line. Start up costs for the second quarter for this French subsidiary were approximately $500,000.

Cost of sales as a percentage of sales was 43% in the second quarter 1997 and 44% in the 1997 six months compared to 42% in the 1996 periods. The increased 1997 costs were primarily the result of the transactional effect of the strengthening of the U.S. dollar in 1997.

Selling expenditures increased 16% in the 1997 second quarter compared to the 1996 quarter representing 21% and 20% of sales in the 1997 periods compared to 20% and 19% in the 1996 periods. These increased costs are a result of the continual expansion of the marketing and sales effort, especially for the IMMULITE system.

Research and development expenses as a percentage of sales were approximately 10% in the 1997 and 1996 periods.

General and administrative expenses as a percentage of sales were 12% in the 1997 periods compared to 9% and 10% in the 1996 periods. The increased costs in 1997 resulted primarily from the loss on the exchange rate recorded by the European subsidiaries on the strengthening of the U.S. dollar. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired and minority interest.

Equity in income of affiliates represents the Company's share of earnings of the nonconsolidated affiliates, principally the 45%-owned Italian affiliate.

The Company's effective tax rate includes Federal, state and foreign taxes. The 1997 rate of 27% approximates the 1996 rate.

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. During the 1997 second quarter the Company increased its unsecured line of credit from $10 million to $20 million and has outstanding borrowing under the line of $6 million at June 30, 1997. Cash flow from operating activities was $5.1 million in 1997 compared to $.8 million in 1996.

During 1996 and 1997 the Company has paid a quarterly cash dividend of $.12 per share.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on May 5, 1997. In connection with the election of directors, each nominee received the following votes:

NOMINEE                                     FOR                     WITHHELD
-------                                 ----------                  --------

Sigi Ziering                            11,393,588                   86,275
Sidney A. Aroesty                       11,395,788                   84,075
Marilyn Ziering                         11,393,063                   86,800
Maxwell H. Salter                       11,389,067                   90,796
James D. Watson                         11,395,288                   84,575
Michael Ziering                         11,396,063                   83,800
Frederick Frank                         11,395,967                   83,896

        The following votes were cast with respect to the approval of the 1997 Stock Option Plan:

                             For:                  8,594,228
                             Against:              1,759,935
                             Abstain:                 69,414
                             Broker Non-Votes:     1,056,286

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    27  Financial Data Schedule

(b) Reports on Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            DIAGNOSTIC PRODUCTS CORPORATION
                                                                               (Registrant)

             JULY  29, 1997                                 SIGI ZIERING
----------------------------------------         ------------------------------------------
Date                                             Sigi Ziering, Ph.D., Chairman of the Board
                                                                    Chief Executive Officer

             JULY  29, 1997                             JULIAN R. BOCKSERMAN
----------------------------------------         ------------------------------------------
Date                                                   Julian R. Bockserman, Vice President
                                                                    Chief Financial Officer