Form 10-Q
period 1997-09-30
DIAGNOSTIC PRODUCTS CORP
filed 1997-10-28
CIK 702259

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

        For the quarterly period ended September 30, 1997

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

        For the transition period from_________________to_________________

        Commission file number 1-9957

                         Diagnostic Products Corporation
             ------------------------------------------------------
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

                                  YES [X] NO [ ]

    The number of shares of Common Stock, no par value, outstanding as of September 30, 1997, was 13,662,023.

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

(In thousands, except per share data)    Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                        -------------------     -------------------
                                         1997         1996         1997       1996
                                        -------     -------     --------   --------
SALES                                   $46,399     $43,359     $137,562   $129,974
                                        -------     -------     --------   --------
COSTS AND EXPENSES:
Cost of sales                            20,485      19,868       60,336     55,988
Selling                                   9,174       9,111       27,794     25,729
Research and development                  5,109       4,426       14,597     13,294
General and administrative                5,415       4,552       16,762     13,303
Equity in income of affiliates             (114)       (199)        (810)    (1,002)
Investment income                          (252)       (380)        (754)    (1,144)
                                        -------     -------     --------   --------
Total costs and expenses                 39,817      37,378      117,925    106,168
                                        -------     -------     --------   --------
INCOME BEFORE INCOME TAXES                6,582       5,981       19,637     23,806
PROVISION FOR INCOME TAXES                1,460       1,630        4,960      6,390
                                        -------     -------     --------   --------
NET INCOME                               $5,122     $ 4,351      $14,677    $17,416
                                        =======     =======     ========   ========
NET INCOME PER SHARE                      $ .37       $ .31        $1.06      $1.25

WEIGHTED AVERAGE SHARES
AND EQUIVALENTS OUTSTANDING              13,901      13,941       13,880     13,956

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


(Dollars in Thousands)                                  September 30,      December 31,
                                                            1997               1996
                                                           -------          ---------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                             $ 13,024          $  13,781
    Accounts receivable - net of allowance for
      doubtful accounts of $108 and $76                     49,786             45,631
    Inventories                                             48,920             42,828
    Prepaid expenses and other current assets                  474                375
    Deferred income taxes                                    3,663              3,663
                                                          --------          ---------
    Total current assets                                   115,867            106,278
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                      28,643             29,195
    Machinery and equipment                                 50,332             46,043
    Leasehold improvements                                   6,736              6,701
    Construction in progress                                   839                700
                                                          --------          ---------
    Total                                                   86,550             82,639
    Less accumulated depreciation and amortization          40,227             37,192
                                                          --------          ---------
    Property, plant and equipment - net                     46,323             45,447
SALES-TYPE AND OPERATING LEASES                             25,608             22,056
DEFERRED INCOME TAXES                                        2,772              2,772
INVESTMENTS IN AFFILIATED COMPANIES                         16,475             15,666
EXCESS OF COST OVER NET ASSETS ACQUIRED -
    Net of amortization of $7,113 and $6,357                14,254             14,783
                                                          --------          ---------
TOTAL ASSETS                                              $221,299          $ 207,002
                                                          ========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                         $ 13,508          $   4,005
    Accounts payable                                        13,532             13,024
    Accrued liabilities                                      5,116              6,057
    Income taxes payable                                     1,405              1,629
                                                          --------          ---------
    Total current liabilities                               33,561             24,715
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common Stock - no par value, authorized
      30,000,000 shares;  outstanding 13,662,023 shares
      and 13,597,124 shares.                                37,760             36,584
    Retained earnings                                      157,352            147,579
    Foreign currency translation adjustments                (7,374)            (1,876)
                                                          --------          ---------
    Total shareholders' equity                             187,738            182,287
                                                          --------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $221,299          $ 207,002
                                                          ========          =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


(Dollars in Thousands)                                       Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                              $ 14,677    $ 17,416
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                           11,157      10,348
     Equity in undistributed income of
       unconsolidated affiliates                               (809)     (1,002)
     Accounts receivable                                     (6,128)     (2,435)
     Inventories                                             (7,217)     (6,245)
     Prepaid expenses and other current assets                  (99)        (50)
     Accounts payable                                         2,040      (3,464)
     Accrued liabilities                                       (941)     (1,081)
     Income taxes payable                                      (138)     (2,315)
                                                           --------    --------
   Net Cash Flows from Operating Activities                  12,542      11,172

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
     Additions to property, plant and equipment              (7,922)     (6,654)
     Sales-type and operating leases                         (7,551)     (8,655)
     Investment in affiliated company                           (46)       (481)
                                                           --------    --------
   Net Cash from (used for) Investing Activities            (15,519)    (15,790)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
     Borrowing                                                6,605       8,072
     Proceeds from exercise of stock options                  1,176         614
     Cash dividends paid                                     (4,904)     (4,876)
                                                           --------    --------
   Net Cash from (used for) Financing Activities              2,877       3,810

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (657)       (350)
                                                           --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (757)     (1,158)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               13,781      16,519
                                                           --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 13,024    $ 15,361
                                                           ========    ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -- BASIS OF PRESENTATION
The information for the nine months ended September 30, 1997 and 1996 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the nine-month period ending September
30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997.

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

NOTE 2 -- INVENTORIES
Inventories by major categories are summarized as follows:


                                               September 30,         December 31,
                                                  1997                  1996
                                               -----------           -----------
Raw materials                                  $19,015,000           $14,896,000
Work in process                                 17,967,000            17,472,000
Finished goods                                  11,938,000            10,460,000
                                               -----------           -----------
Total                                          $48,920,000           $42,828,000
                                               ===========           ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales of $46.4 million were achieved in the third quarter of 1997, a 7% increase over the corresponding 1996 quarter. Record sales for the nine months were $137.6 million, an increase of 6% over 1996. Rapid growth in sales of IMMULITE instrumentation and reagents was partially offset by the continual decline of the Company's mature RIA product line.

In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of the consolidated foreign affiliates is that of lower sales, costs and net income. The stronger U.S. dollar in the third quarter 1997 and the nine months 1997 when compared to the corresponding 1996 periods resulted in lower reported sales of approximately 6% in the third quarter and 5% in the nine month period. The effect on net income in both periods was less than 1%.

As of April 1, 1997, the Company acquired the distribution rights in France for the Company's allergy and IMMULITE product lines. The former distributor will continue to distribute the Company's radioimmunoassay (RIA) product line. Losses, including start up costs, for the 1997 second and third quarters for this French subsidiary were approximately $740,000.

Cost of sales as a percentage of sales was 44% in the 1997 third quarter and nine month period compared to 46% in the 1996 third quarter and 43% in the 1996 nine month period. Selling expenditures as a percentage of sales were 20% in the 1997 third quarter and nine month period compared to 21% and 20% in the corresponding 1996 periods.

Research and development expenses as a percentage of sales were approximately 11% in the 1997 third quarter and nine month period compared to 10% in the corresponding 1996 periods.

General and administrative expenses as a percentage of sales were 12% in the 1997 periods compared to 11% and 10% in the 1996 periods. The increased costs in 1997 resulted primarily from the loss on the exchange rate recorded by the European subsidiaries on the strengthening of the U.S. dollar. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired and minority interest.

Equity in income of affiliates represents the Company's share of earnings of the nonconsolidated affiliates, principally the 45%-owned Italian affiliate.

The Company's effective tax rate includes Federal, state and foreign taxes. The 1997 rate of 25% is slightly less than the 1996 rate of 27%.

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. During the 1997 second quarter the Company increased its unsecured line of credit from $10 million to $20 million and has $6 million outstanding at September 30, 1997. Cash flow from operating activities was $12.5 million in 1997 compared to $11.1 million in 1996. Cash flow use for plant and equipment additions and renovations was $7.9 million in 1997 and $6.7 million in 1996. Cash flow used for sales-type and operating leases was $7.6 million in 1997 and $8.7 in 1996.

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

                                          DIAGNOSTIC PRODUCTS CORPORATION
                                                              (Registrant)

       OCTOBER 28, 1997                              SIGI ZIERING
-------------------------------       ------------------------------------------
Date                                  Sigi Ziering, Ph.D., Chairman of the Board
                                                  Chief Executive Officer

       OCTOBER 28, 1997                           JULIAN R. BOCKSERMAN
-------------------------------       ------------------------------------------
Date                                     Julian R. Bockserman, Vice President
                                                  Chief Financial Officer