Form 10-K405
period 1997-12-31
DIAGNOSTIC PRODUCTS CORP
filed 1998-03-17
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

     [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the year ended December 31, 1997

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____________ to_____________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ YES X ][NO ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $312,000,000 as of February 27, 1998.

         The number of shares of Common Stock, no par value, outstanding as of February 27, 1998, was 13,767,037.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the 1998 Annual Shareholders Meeting are incorporated by reference into Part III of this report.




================================================================================

                                     PART I


ITEM 1.   BUSINESS

Diagnostic Products Corporation ("DPC" or the "Company") develops, manufactures and markets medical immunodiagnostic test kits which utilize state-of-the-art technology derived from immunology and molecular biology, and automated laboratory instruments which perform the tests. The Company's products are used by hospital, clinical, veterinary, research and forensic laboratories and doctors' offices to obtain precise and rapid identification and measurement of hormones, drugs, viruses, bacteria and other substances present in body fluids and tissues at infinitesimal concentrations. The principal clinical applications of the Company's more than 400 assays (tests) relate to the diagnosis and management of thyroid disorders, anemia, reproductive disorders, diabetes, allergies, bone metabolism, infectious diseases, substance abuse and certain types of cancer. The Company's kits are used for in vitro testing, meaning the tests are performed outside of the body, typically in a test tube. The Company, with its affiliated research and development and manufacturing facilities in the United Kingdom, Japan, Germany, China and Italy, markets its products through a national sales force and through a worldwide distribution network covering 100 countries.

         Unless the context otherwise requires, the terms "DPC" and the "Company" include the Company's consolidated subsidiaries.

         For information regarding forward looking statements contained in this report and risks associated with the Company's business, see "Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations - Forward Looking Statements."


IMMUNODIAGNOSTIC TEST KITS

DPC manufactures more than 400 immunodiagnostic test kits or "assays" which utilize various technologies to detect and measure substances in a patient's body fluids and tissues. The technologies used in DPC's assays include chemiluminescence, which is used in the DPC IMMULITE system; radioimmunoassay
(RIA), which uses double antibody, coated tube and IRMA formats; enzyme immunoassay (EIA), used in microplate and tube formats featuring a proprietary liquid technology for allergy; immunohistochemistry; immunofluorescence; and latex agglutination. Prior to 1992, DPC's core business was based on RIA technology, which utilizes radioisotopes to achieve high levels of test specificity and sensitivity. RIA tests are labor intensive and must be performed by skilled technicians. During the 1970's and 1980's, the RIA market increased significantly and the Company developed one of the most extensive lines of RIA kits available.

         In the early 1980's, the market began to shift to non-isotopic systems based mainly on fluorescence (FIA) and enzyme (EIA) labels. Non-isotopic technologies have the advantages of longer shelf life, no safety issues associated with the use and disposal of radioactive materials, and ease of automation. Currently, non-isotopic systems account for approximately 90% of the market. DPC's major entry into this market was the IMMULITE system which uses assays based on chemiluminescence technology. As a result of the growth in sales of IMMULITE systems and other nonisotopic tests, sales of RIA products fell below 30% of total sales in 1997.

         IMMULITE assays and instruments represented 60% of sales in 1997 and this upward trend is expected to continue. Because IMMULITE is a closed system (it will not perform other manufacturers' tests), one of the most important factors in the successful marketing of the IMMULITE system is the ability to offer a broad menu of assays which can be performed on the system. DPC believes that it has the most extensive menu offering of any automated instrument on the market, especially those tests that when grouped together constitute a decision-making panel for a specific disease state, such as thyroid and fertility. At December 31, 1997, DPC had 81 IMMULITE assays available in the international markets, of which 51 had been approved by the FDA for marketing in the U.S. In addition, 31 of the most important assays on the newly developed IMMULITE 2000 have been approved for marketing in the U.S. The Company's research and development activities continue to be focused on expanding the IMMULITE menu.

         DPC has concentrated on creating the most complete panels of tests for specific disease states. Many of these disease states represent high-volume opportunities in the marketplace, or unique and under-served disease categories that allow DPC to fill a market niche. Many of DPC's tests are available in both RIA and non-isotopic formats. Major clinical applications of DPC's test kits include:

         THYROID - The most frequent utilization of immunoassay techniques is for the determination and monitoring of thyroid function. In 1997, DPC added three more thyroid tests on the IMMULITE which gives it the advantage of having the most extensive and unique thyroid panel consisting of 12 tests.

         FERTILITY/INFERTILITY - DPC has been a longtime market leader in fertility and infertility assays due, in great part, to the high degree of difficulty in developing these challenging assays. To maintain its traditional advantage in this field, a total of nine tests that fall in this category are currently available on the IMMULITE automated instrument.

         CANCER - Tumor markers are being widely accepted as an important diagnostic tool. The most successful tumor marker is prostate specific antigen
(PSA), which is used for the diagnosis of prostate cancer in males. DPC is the only company that offers three PSA markers in fully automated format on the IMMULITE, including the unique 3rd Generation PSA assay, which has an order-of-magnitude greater sensitivity than any other PSA assay currently available. This level of sensitivity is increasingly accepted worldwide by urologists who are discovering that post-surgical recurrence can now be detected up to 18 months earlier than has been possible with previous technology. In addition to PSA, DPC offers a total of 11 tumor markers on the IMMULITE, a larger menu than any competitor.

         INFECTIOUS DISEASES - A relatively new area for DPC is the development of assays for the detection of infectious diseases, which is one of the fastest growing segments of immunoassays. The Company developed 11 such assays during the last two years and more are planned for 1998.

         SMALL MOLECULES AND PEPTIDES - Some of the most difficult tests to develop are those which measure small molecules and peptides. In this area are tests for steroids, drugs of abuse, PTH and ACTH. In the field of small molecules and peptides DPC has developed ten assays, including two which are available in automated format only from DPC.

         ALLERGY - Allergy testing comprises a worldwide market of approximately $250 million with one company, Pharmacia-Upjohn, dominating the field for the last 30 years. DPC, with its unique patented liquid technology, has established itself as the second leading supplier of these test kits. DPC has approximately 300 tests for specific allergens (and panels) available in a semi-automated microplate format. In response to requests from European customers for complete automation of allergy tests, DPC has added the major large volume allergy screening assays to the IMMULITE menu, bringing full automation to 13 allergy tests and panels. These include such unique assays as Latex and ECP assay, the latter an important tool for the diagnosis and management of asthma.

         CYTOKINES - A new line of potentially important disease markers currently under intensive investigation by researchers are the cytokines, often referred to as "the hormones of the immune system." DPC is the only company that offers these assays in automated format, and currently has five cytokine assays on the IMMULITE system, with others in development. Studies in Europe have indicated that certain cytokines are valuable tools for the management of sepsis, a bacterial infection that often occurs in intensive care units. As a result, these cytokine assays are being used routinely in intensive care units in Germany, and the Company anticipates that interest in these assays will spread to other parts of the world.


AUTOMATED LABORATORY INSTRUMENTATION

In addition to an extensive line of diagnostic test kits, DPC designs and manufactures automated laboratory instruments which perform the tests and which provide fast, accurate results, while reducing labor and reagent costs.

   The IMMULITE system is an automated, random-access, computer-based instrument which performs immunoassays utilizing chemiluminescent technology. The IMMULITE system is totally automated with respect to sample and conjugate handling, incubation, washing and substrate addition. Printed reports are generated by the system's external computer for each sample. The system has the potential for total random-access immunoassays (meaning that the system can perform any test, or combination of tests, on any patient sample at any time) with capacity for walk-away processing of up to 120 samples per hour. The patented solid-phase wash technology and chemiluminescent detection method employed in the IMMULITE system enables the Company to improve the sensitivity of tests used on the IMMULITE system. An assay's "sensitivity" is the smallest amount of a substance which it can detect.

         Since its introduction in 1992, DPC has manufactured 3,120 IMMULITE systems, 720 of which were shipped in 1997.

         During 1997, DPC completed the development and pre-launch of its next generation IMMULITE system. DPC commenced shipments of the new IMMULITE 2000 in the first quarter of 1998. The IMMULITE 2000 is a high speed analyzer with a throughput of up to 200 tests per hour which offers the medium to high-volume laboratory increased efficiency in streamlining its testing workload. The IMMULITE 2000 can run for a full 8-hour shift without the necessity of replenishing the on-board supplies. This increased throughput will allow DPC to participate in a higher volume segment of the market where the average reagent use per analyzer exceeds that of the original IMMULITE unit. The IMMULITE 2000 includes advanced features such as primary tube sampling and proprietary auto-dilution capability. The system can also be interfaced with robotic laboratory sample-handling systems and can be connected to the customer's computer for specification of the tests to be run on each sample as well as recording the results. Another innovative feature of the IMMULITE 2000 is a remote diagnostic capability which permits DPC's service facility to access any IMMULITE 2000 worldwide for the purpose of diagnosing system problems. The Company believes that the IMMULITE 2000 will complement the existing IMMULITE and extend its life cycle.

         In response to its customers' needs, DPC has the following automated instruments in development:

         - A smaller capacity IMMULITE 1000 unit which incorporates most of the advanced features of the IMMULITE 2000 such as primary tubes and auto dilution. This unit is aimed at the smaller labs and hospitals as a replacement for the original IMMULITE introduced in 1992.

         - The IMMUGOLD, a smaller instrument which can provide test results within five to ten minutes for point-of-care applications, such as at the hospital bed site, in intensive care units or in emergency rooms, where rapid results are critical. The IMMUGOLD will utilize innovative proprietary technology (patents applied for) and is targeted for delivery during 1999.

         - An automated "walk away" allergy testing instrument based on the unique and patented liquid-based technology used in DPC's current allergy product line, which is targeted for introduction in late 1999.

         In addition to the IMMULITE family of products, DPC also manufactures and sells the following automated instruments:

         AlaSTAT Microplate Allergy System - This system consists of a variety of instruments which can be configured to provide the customer with varying degrees of automation and test capacity. A totally automated walk-away system consists of the MARK 5 robotic pipettor with BCR barcode reader, a computer with proprietary MAXsoftware and a MAX automated microplate processor. This system can process up to 768 wells in microplate format in an 8-hour shift. The MAXsoftware performs data reduction, manages patient data and interfaces with the customer's information system. The AlaSTAT system also offers a manual, low-cost allergy testing system for small volume testing.

         MARK 5 Robotic Pipettor - The MARK 5 is an open system which accommodates tubes or plates in a limitless range of pipetting applications, such as serial dilutions and multiple test combinations. The instrument uses four probes to process up to 600 samples per hour.

         The TipTech - is an open pipetting system that combines guaranteed sample transfer with non-conductive disposable-tip technology to automate pipetting of samples for applications requiring zero carry-over. Up to 12 plates or a combination of tubes and plates may be processed in a single run.

         The MARK 5 BCR - is a barcode reader with a random-access software package which transports and identifies patient samples and can be integrated with the MARK 5 robotic pipettor.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company devotes substantial resources to research and development to update and improve its existing products, as well as to develop new products. R&D capabilities in the United States include fully staffed departments in organic synthesis, biochemistry, antisera/ hybridoma, protein chemistry, molecular biology and infectious disease, method development, instrumentation and software. The Company also conducts research and development activities at facilities located in the United Kingdom, Germany, Japan (a 50%-owned joint venture), and Italy (through its 45%-owned subsidiary). During the years ended December 31, 1995, 1996 and 1997, the Company spent $16,135,000, $17,758,000 and
$19,710,000 on research and development, representing approximately 10%, 10% and 11% of sales.


MANUFACTURING AND SERVICE

The Company's principal test kit manufacturing facility is located in Los Angeles, California. Approximately 25% of test kit production is conducted at the EURO/DPC facility in the United Kingdom. The Company's European manufacturing facilities enable the Company to maintain its competitiveness in the EEC by minimizing import duties and freight charges and by reducing the effects of currency exchange fluctuations. Certain kits are also manufactured in Japan by the Company's 50%-owned joint venture, and by DPC affiliates in Germany and China.

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

         The EURO/DPC Instrumentation Division in the United Kingdom manufactures diagnostic instrumentation and develops associated software used in the allergy product lines. These instruments include the TipTech; the MARK 5, an automated pipettor; the MicroLite 3 pipetting aid; and the MARK 5 BCR barcode reader. Certain components of the IMMULITE instrument are also manufactured in Wales.

         Certain of the Company's proprietary instruments and software are manufactured by OEMs, including AlaSTAT Microplate instrumentation, gamma counters used with RIA tests, and spectrophotometers used with certain EIA tests. The Company is not dependent on any outside supplier and believes that alternate sources are readily available.

         DPC's Los Angeles and New Jersey facilities are ISO 9001 certified. Euro/DPC, the Company's wholly owned manufacturing subsidiary in Wales, was the first immunodiagnostics company in the world to be certified under British Standard BS 5750 (also known as International Standard ISO 9002 and European Standard EN 29002), a rigorous British quality assurance program which is the forerunner of a uniform manufacturing code for the European Economic Community.

         DPC provides technical support for all its products, including reagents, instruments and software, via telephone and on-site service.


MARKETING AND SALES

The Company markets its diagnostic kits to hospital, clinical, forensic, research, reference and veterinary laboratories, to doctors' offices, and to U.S. government agencies. The Company markets its products in the United States directly to laboratories and hospitals through its own sales force. The Company sells to the U.S. doctors' office market through a network of independent distributors as well as through its own sales force. Sales personnel and distributors are trained to demonstrate the Company's product line in the customer's laboratory and are supported by the Company's Los Angeles and New Jersey-based technical services departments.

         The Company's products are sold on a world-wide basis through distributors in 100 foreign countries. These distributors, including consolidated distributors, also sell other manufacturer's products which are not directly competitive with the Company's products. Foreign sales (including export sales, sales to non-consolidated foreign affiliates and sales of consolidated subsidiaries) represented approximately 79% in 1995, 80% in 1996 and 80% in 1997 of total sales, with sales in Europe accounting for approximately 55%, 51% and 48% of total sales. See Notes 5 and 12 of Notes to Consolidated Financial Statements for information regarding foreign operations.

         Sales of test kits to customers and distributors are made against individual purchase orders as well as through volume purchase arrangements. Because of limited shelf life of diagnostic kits, the Company's customers and distributors tend to order frequently, based on their short-term needs. Products are shipped directly from the Company's facilities in Los Angeles and Wales and are generally delivered domestically within 24 hours and overseas within 48 hours of receipt of order. The Company sells, leases or rents the IMMULITE instrumentation to hospitals and reference laboratories which perform volume testing. The Company's backlog at any date is usually insignificant and not a meaningful indicator of future sales.

         The Company's foreign operations are subject to various risks, including exposure to currency fluctuations, political and economic instability and trade restrictions. Because the Company's consolidated foreign distributors' sales are in the local currency, the Company's consolidated financial results are affected by foreign currency translation adjustments (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 of Notes to Consolidated Financial Statements). In addition, the price competitiveness of the Company's products abroad is impacted by the relative strength or weakness of the U.S. dollar.


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

   The Company purchases certain chemical compounds which are key components in the IMMULITE system pursuant to agreements effective February 9, 1995 with Lumigen, Inc. and Tropix, Inc. The Company has the right for ten years to purchase certain specified chemical compounds from Lumigen or, in certain circumstances, from Tropix, which are the sole suppliers of these chemical compounds. Tropix also agreed to supply the Company with certain other chemical compounds for use in veterinary kits for ten years. Upon expiration of the ten year supply agreement, the Company believes that it will either use an alternate technology or that it will enter into a new supply arrangement.


GOVERNMENT REGULATION

The Company's business is affected by government regulations both in the United States and abroad, in particular Western Europe and Japan, aimed at containing the cost of medical services. These regulations have generally had the effect of inhibiting the traditionally robust growth rate of the immunodiagnostic industry.

         The Company believes that in vitro diagnostic (IVD) testing is an important tool for reducing health expenditures. By providing early diagnosis and therapy management, IVD tests can reduce the high costs of hospitalization, surgery and recovery. In response to cost containment measures, hospitals and laboratories have consolidated and have sought to increase productivity by replacing high cost labor with automated testing systems. The Company's automated systems address these market needs. The Company also seeks to develop more rapid and sensitive tests which can eliminate the need for redundant testing, such as DPC's Third Generation TSH assay.

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

         Many companies worldwide manufacture and sell automated immunodiagnostic systems. The Company's principal competitors are Abbott Diagnostics, Chiron, and Boehringer Mannheim. All of these companies are substantially larger and have greater resources than the Company. The principal competitive factors in automated systems are size of menu (the number of assays which can be performed on the system), ease of use, and price (equipment cost, service and reagent cost). The Company's IMMULITE system currently offers one of the widest menus of any automated system and the Company is focusing its development efforts on expanding this menu.


EMPLOYEES

As of December 31, 1997, the Company (including its consolidated subsidiaries) had 1467 employees, including 628 in manufacturing, 248 in research and development, 362 in marketing and sales and 229 in administration. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified technical and operational personnel.

ITEM 2.  PROPERTIES

The following is a list of significant properties owned and leased by the Company and its consolidated subsidiaries as of December 31, 1997:


Location                                 Size        Owned/Leased     Uses
-----------------------            ---------------   ------------     ---------------------------------
Los Angeles, California            116,000 sq. ft.      Leased *      Corporate offices, manufacturing,
                                                                      warehousing, distribution, and
                                                                      research and development

Los Angeles, California             48,000 sq. ft.       Owned        Adjacent to Corporate offices,
                                                                      manufacturing and warehousing

Gorman, California                       80 acres        Owned        Raw material processing

Randolph, New Jersey                36,700 sq. ft.      Leased        Research, manufacturing and
                                                                      distribution

Glyn Rhonwy, Wales, UK             110,000 sq. ft.       Owned        Research, manufacturing and
                                                                      distribution

Bad Nauheim, Germany                56,500 sq. ft.       Owned        Research and distribution

Humbeek-Grimbergen, Belgium          5,000 sq. ft.       Owned        Distribution

Apeldoorn, Netherlands              10,500 sq. ft.       Owned        Distribution

Breda, Netherlands                   7,000 sq. ft.      Leased        Distribution

Madrid, Spain                       10,161 sq. ft.      Leased        Distribution

Melbourne, Australia                10,400 sq. ft.       Owned        Distribution

-------------------------

         *Lease payments of $879,000 in 1997. Lease expires at December 31, 2002. See "Item 13. Certain Relationships and Related Transactions".

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

         The following table sets forth the quarterly high and low price of the Company's Common Stock and quarterly dividends per share paid during 1997 and 1996.


                                        1997
                      ------------------------------------------
                         High           Low             Dividend
                         ----           ---             --------
First Quarter         $ 33 1/2       $ 25 1/2           $ .12
Second Quarter          31 5/8         27 7/8             .12
Third Quarter           32 15/16       27 1/4             .12
Fourth Quarter          31 1/4         27 1/8             .12


                                       1996
                      ------------------------------------------
                         High           Low           Dividend
                         ----           ---           --------
First Quarter         $ 40 5/8       $ 34 1/2          $ .12
Second Quarter          42 7/8         36 7/8            .12
Third Quarter           39 5/8         33 5/8            .12
Fourth Quarter          37 3/4             25            .12


As of February 27, 1998, the Company had 475 holders of record of its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

(In Thousands, except per Share Data)


INCOME STATEMENT DATA

                                                           Year Ended December 31,
                                         ------------------------------------------------------------
                                           1993         1994         1995        1996          1997
                                         --------     --------     --------     --------     --------
Sales                                    $106,791     $126,453     $159,649     $176,832     $186,264
Net income                                 14,166       16,700       24,169       22,947       18,248

Earnings per share:
  Basic                                      1.08         1.28         1.83         1.69         1.34
  Diluted                                    1.02         1.20         1.75         1.65         1.32

Weighted average shares outstanding:
  Basic                                    13,150       13,002       13,209       13,554       13,641
  Diluted                                  13,955       13,902       13,847       13,926       13,876

Dividends per share                      $    .40     $    .40     $    .46     $    .48     $    .48


BALANCE SHEET DATA

                                                  December 31,
                         ------------------------------------------------------------
                           1993         1994         1995         1996         1997
                         --------     --------     --------     --------     --------
Working capital          $ 54,260     $ 60,704     $ 70,539     $ 81,563     $ 83,031
Total assets              137,149      152,735      189,462      207,002      222,180
Shareholders' equity      123,273      135,100      163,350      182,287      186,295

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's sales increased 5% in 1997 to $186 million compared to sales of $177 million in 1996, which increased 11% over 1995. Sales of IMMULITE instruments and assays have been the principal factor in sales growth in the last three years. In 1997, sales of IMMULITE instruments and assays represented 60% of 1997 sales, compared to 50% of sales in 1996. Unit sales of IMMULITE test kits grew 34% in 1997. As of December 31, 1997, 1996 and 1995, the Company had shipped on a cumulative basis approximately 3,200, 2,400 and 1600, IMMULITE instruments. These sales increases were partially offset by the expected continuing decline in sales of RIA kits, which decreased from more than 50% of sales in 1995 to approximately 30% of sales in 1997.

         Foreign sales as a percentage of total sales were 80% in 1997 and 1996 and 79% in 1995, with Europe, the Company's principal foreign market, representing 48%, 51% and 55% of sales in these respective years. Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Based on comparative exchange rates in the immediately preceding year, the translation adjustments resulted in approximately a 5% decrease in 1997 sales and a 1% decrease in 1996 sales, but a 5% increase in 1995 sales due to the relatively weaker U.S. dollar in 1995 compared to 1994. Due to intense competition, the Company's foreign distributors have been unable to increase prices to offset the negative effect of the strong U.S. dollar.

         Sales growth in 1997 was also restrained due to delays in the release of the next generation IMMULITE instrument, the IMMULITE 2000. Originally expected to be released in the second quarter of 1997, the IMMULITE 2000 was released in the first quarter of 1998. The Company expects to ship approximately 400 IMMULITE 2000 systems during 1998, in addition to approximately 500 of the original IMMULITE units.

         Cost of sales increased 8% in 1997 and 9% in 1996, but as a percentage of sales remained relatively constant over the last three years, representing 44%, 43% and 44% of sales in 1997, 1996 and 1995. 1997 cost of sales was negatively impacted by the delay in the release of the IMMULITE 2000. In addition, the change in product mix from primarily higher margin RIA kits to lower margin IMMULITE instruments over the three-year period has reduced gross margins compared to prior years. As a result of the anticipated increase in instrument sales and declining RIA sales in 1998, the Company expects gross margins in the range of 51% to 54% in 1998 (assuming no changes in the value of the U.S. dollar).

         Selling expense as a percentage of sales was 20%, 20% and 18% in 1997, 1996 and 1995. The expenditures increased by 7% in 1997 and by 20% in 1996 primarily to support the expansion of the IMMULITE product line and the launch of the IMMULITE 2000. The major component of the increase in 1996 was the inclusion of the Brazilian distributor (acquired September 1, 1995) for all of 1996, but for only four months in 1995.

         Research and development expenditures increased 11% in 1997 and 10% in 1996 compared to the prior year. As a percentage of sales, research and development expenditures were 11% in 1997, 10% in 1996 and 9% in 1995. The dollar amount of these expenditures has increased to support the continuing development of new IMMULITE instruments and the expansion of the IMMULITE assay menu.

         General and administrative expenses increased 20% in 1997 and 29% in 1996 over the prior year, representing 12%, 11% and 9% of sales in 1997, 1996 and 1995. The increase in 1997 was primarily due to currency exchange transaction losses of $1.7 million and start-up costs associated with establishing a distribution subsidiary in France. The major component of the increase in 1996 was the inclusion of the Brazilian distributor (acquired September 1, 1995) for all of 1996, but for only four months in 1995. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired (1997 - $984,000; 1996 - $984,000; 1995 - $920,000) and
minority interest (1997 - $574,000; 1996 - $513,000; 1995 - $246,000).

         Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount decreased by 15% in 1997 over 1996 primarily due to reduced net income of the Italian distributor due to the strong dollar. This amount increased 14% in 1996 over 1995 primarily due to the higher net income of the Italian distributor which had been depressed in prior years due to economic problems in Italy and reductions in health care cost reimbursements.

         Net interest income represents the excess of interest income and interest on equipment contracts over interest expense. Net interest income in 1997 decreased by 54% over 1996 and by 19% in 1996 over 1995 due to increased borrowings in these periods.

         The Company's effective tax rate includes Federal, state and foreign taxes. The effective tax rate has increased (1997 - 29%; 1996 - 28%; 1995 - 26%). During 1996 and 1995 the Company recognized tax benefits related to the utilization of foreign and state net operating losses, which were substantially reduced in 1997. The Company expects the 1998 effective tax rate to increase to 31%.

         Net income decreased by 20.5% in 1997 to $18.248 million (10% of sales) from $22,947 million (13% of sales) in 1996 due to the effects of the strong U.S. dollar, costs and expenses which grew at a faster rate than sales, and the delay in the release in the IMMULITE 2000. Net income was negatively impacted by a $2.5 million increase in costs and expenses associated with the launch of the IMMULITE 2000 which were not offset by IMMULITE 2000 sales and by $1.5 million of start-up costs and operating losses associated with establishing a distributor subsidiary in France. The Company expects that with the release of the IMMULITE 2000 the downward trend in earnings will start to reverse itself in the subsequent quarters of 1998. Net income decreased 5.7% in 1996 compared to 1995 due to increased selling, general and administrative expenses.

         The Company has adequate working capital and sources of capital (including an unused $20 million unsecured line of credit) to carry on its current business and to meet its existing capital requirements. Standby letters of credit outstanding under the line of credit totaled $3,125,000 at December 31, 1997. Cash flow from operating activities was $28.7 million in 1997, $18.7 million in 1996 and $23.6 million in 1995. Additions to property, plant and equipment in 1997 increased by $2.5 million to $10.5 million compared to $8 million in each of 1996 and 1995 primarily due to expansion at the Company's German subsidiary. The strong U.S. dollar in 1997 had the effect of reducing cash by $4 million in 1997, compared with an increase of $246,000 in 1996 and $1.5 million in 1995. The Company has no material commitments for capital expenditures in 1998.

         The Company's foreign consolidated subsidiaries had outstanding bank loans of $15.5 million at December 31, 1997 and $4 million at December 31, 1996. The terms of the loans are described in Note 6 of Notes to Consolidated Financial Statements.

         The Company pays a quarterly cash dividend which was $.10 per share in the first quarter of 1995 and $.12 per share thereafter.

         The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes, with modification to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

FORWARD LOOKING STATEMENTS

         Except for the historical information contained herein, this report contains forward looking statements (identified by the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope" and similar expressions) that could cause actual results to differ materially. These risks and uncertainties include the degree of customer demand for the Company's products, customer acceptance of the IMMULITE 2000 and other new products, the Company's ability to keep abreast of technological innovations, the risks inherent in the development and release of new products, competitive pressures, currency risks based on the relative strength or weakness of the U.S. dollar, health care regulation and cost containment measures, and political and economic instability in certain foreign markets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 for a listing of the consolidated financial statements and supplementary data filed with this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The required information is hereby incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" of the Company's Proxy Statement for the 1998 Annual Shareholders Meeting.

ITEM 11.   EXECUTIVE COMPENSATION

The required information is hereby incorporated herein by reference to the sections entitled "Election of Directors-Compensation of Directors", "Executive Compensation" and "Compensation and Stock Option Committee Interlocks and Insider Participation" of the Company's Proxy Statement for the 1998 Annual Shareholders Meeting.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The required information is hereby incorporated herein by reference to the section entitled "Ownership of Common Stock" of the Company's Proxy Statement for the 1998 Annual Shareholders Meeting.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is hereby incorporated herein by reference to the second paragraph of the section entitled "Compensation and Stock Option Committee Interlocks and Insider Participation" and the section entitled "Certain Transactions" of the Company's Proxy Statement for the 1998 Annual Shareholders Meeting.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Documents filed as part of Report:
    1.  Financial Statements:
           Independent Auditors' Report
           Consolidated Balance Sheets as of December 31, 1996, and 1997. Consolidated Statements of Income for the three years ended December 31, 1997. Consolidated Statements of Shareholders' Equity for the three years ended December 31,
           1997.
           Consolidated Statements of Cash Flows for the three years ended December 31, 1997.
           Notes to Consolidated Financial Statements
    2.  Supplementary Financial Data.
    3. Exhibits - See "Exhibit Index" which appears after the signature page of this report.
(b) Reports on Form 8-K - None.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of Diagnostic Products Corporation and its subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnostic Products Corporation and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.







DELOITTE & TOUCHE LLP

Los Angeles, California
February 18, 1998

                           CONSOLIDATED BALANCE SHEETS


(Dollars in Thousands)

                                                                    December 31,
                                                              ------------------------
ASSETS                                                           1996          1997
                                                              ---------      ---------
CURRENT ASSETS:
  Cash and cash equivalents                                   $  13,781      $  20,372
  Accounts receivable--net of allowance
    for doubtful accounts of $76 and $131                        45,631         45,798
  Inventories                                                    42,828         49,038
  Prepaid expenses and other current assets                         375            405
  Deferred income taxes                                           3,663          3,303
                                                              ---------      ---------
  Total current assets                                          106,278        118,916
PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                                             29,195         30,854
  Machinery and equipment                                        46,043         50,005
  Leasehold improvements                                          6,701          7,075
  Construction in progress                                          700            736
                                                              ---------      ---------
  Total                                                          82,639         88,670
  Less accumulated depreciation and amortization                 37,192         41,576
                                                              ---------      ---------
  Property, plant and equipment-- net                            45,447         47,094
SALES-TYPE AND OPERATING LEASES                                  22,056         26,875
DEFERRED INCOME TAXES                                             2,772          1,442
INVESTMENTS IN AFFILIATED COMPANIES                              15,666         13,905

EXCESS OF COST OVER NET ASSETS ACQUIRED --
  Net of amortization of $6,357 and $7,368                       14,783         13,948
                                                              ---------      ---------

TOTAL ASSETS                                                  $ 207,002      $ 222,180
                                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                               $   4,005      $  15,547
  Accounts payable                                               13,024         14,562
  Accrued liabilities                                             6,057          5,986
  Income taxes payable                                            1,629           (210)
                                                              ---------      ---------
  Total current liabilities                                      24,715         35,885
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common Stock-no par value, authorized 30,000,000
    shares at December 31, 1996 and 1997; outstanding
    13,597,124 shares and 13,717,072 shares                      36,584         38,527
  Retained earnings                                             147,579        159,278
  Foreign currency translation adjustments                       (1,876)       (11,510)
                                                              ---------      ---------
  Total shareholders' equity                                    182,287        186,295
                                                              ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 207,002      $ 222,180
                                                              =========      =========


SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME


(In Thousands, except per Share Data)

                                               Year Ended December 31,
                                     ---------------------------------------
                                       1995           1996            1997
                                     ---------      ---------      ---------
SALES                                $ 159,649      $ 176,832      $ 186,264
COSTS AND EXPENSES:
  Cost of sales                         70,528         76,698         83,078
  Selling                               29,188         35,135         37,520
  Research and development              16,135         17,758         19,710
  General and administrative            14,454         18,605         22,258
  Equity in income of affiliates        (1,407)        (1,605)        (1,363)
  Interest income-net                   (1,828)        (1,486)          (687)
                                     ---------      ---------      ---------
  Total costs and expenses             127,070        145,105        160,516
                                     ---------      ---------      ---------
INCOME BEFORE INCOME TAXES              32,579         31,727         25,748
PROVISION FOR INCOME TAXES               8,410          8,780          7,500
                                     ---------      ---------      ---------
NET INCOME                           $  24,169      $  22,947      $  18,248
                                     =========      =========      =========


EARNINGS PER SHARE:
  BASIC                              $    1.83      $    1.69      $    1.34
  DILUTED                                 1.75           1.65           1.32

WEIGHTED AVERAGE
SHARES  OUTSTANDING:
  BASIC                                 13,209         13,554         13,641
  DILUTED                               13,847         13,926         13,876


SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(Dollars in Thousands)
                                                              Common Stock
                                                      ----------------------------      Retained
                                                        Shares           Amount         Earnings
                                                      -----------     ------------    -----------
BALANCE, JANUARY 1, 1995                               12,952,880      $    27,334     $  113,041

Issuance of shares upon exercise of stock options         571,171            7,845
Cash dividends ($.46 per share)                                                            (6,074)
Net income                                                                                 24,169

                                                      -----------     ------------    -----------
BALANCE, DECEMBER 31, 1995                             13,524,051           35,179        131,136

Issuance of shares upon exercise of stock options          73,073            1,405
Cash dividends ($.48 per share)                                                            (6,504)
Net income                                                                                 22,947

                                                      -----------     ------------    -----------
BALANCE, DECEMBER 31, 1996                             13,597,124           36,584        147,579

Issuance of shares upon exercise of stock options         119,948            1,943
Cash dividends ($.48 per share)                                                            (6,549)
Net income                                                                                 18,248

                                                      -----------     ------------    -----------
BALANCE, DECEMBER 31, 1997                             13,717,072      $    38,527    $   159,278
                                                      ===========     ============    ===========





SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in Thousands)                                        Year Ended December 31,
                                                        ------------------------------------
                                                          1995          1996           1997
                                                        --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $ 24,169      $ 22,947      $ 18,248
    Adjustments to reconcile net income to net cash
      flows from operating activities:
      Depreciation and amortization                       11,155        14,440        15,270
      Equity in undistributed income of
        unconsolidated affiliates                           (504)       (1,906)        1,761
      Deferred income taxes                               (1,991)          216         1,690
      Accounts receivable                                 (6,343)       (5,373)       (2,543)
      Inventories                                         (6,715)       (6,956)       (7,475)
      Prepaid expenses and other current assets              625           (17)          (30)
      Accounts payable                                    (5,545)       (3,490)        3,375
      Accrued liabilities                                    584           349           (71)
      Income taxes payable                                 2,564        (1,767)       (1,725)
      Income tax benefit received upon exercise
        of certain stock options                           5,604           294           150
                                                        --------      --------      --------
   Net cash flows from operating activities               23,603        18,737        28,650

CASH FLOWS FROM (USED FOR)
INVESTING ACTIVITIES:
    Additions to property, plant and equipment            (8,060)       (8,010)      (10,542)
    Sales-type and operating leases                      (11,510)      (11,923)      (11,572)
    Investment in affiliated companies                        (1)         (481)          (46)
                                                        --------      --------      --------
  Net cash from (used for) investing activities          (19,571)      (20,414)      (22,160)

CASH FLOWS FROM (USED FOR)
FINANCING ACTIVITIES:
    Borrowing                                                            4,086         9,021
    Proceeds from exercise of stock options                2,241         1,111         1,793
    Cash dividends paid                                   (6,074)       (6,504)       (6,549)
                                                        --------      --------      --------
  Net cash from (used for) financing activities           (3,833)       (1,307)        4,265
EFFECT OF EXCHANGE RATE
CHANGES ON CASH                                            1,487           246        (4,164)
                                                        --------      --------      --------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                       1,686        (2,738)        6,591
CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                                      14,833        16,519        13,781
                                                        --------      --------      --------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                          $ 16,519      $ 13,781      $ 20,372
                                                        ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the year for income taxes            $  3,098      $  9,863      $  7,202
  Cash paid during the year for interest                $     16      $    225      $    797
                                                        ========      ========      ========
BUSINESS ACQUISITION:
  Fair value of assets acquired                         $ 10,741
  Liabilities assumed                                    (10,740)
                                                        --------
    Cash paid                                           $      1
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

         Although the Company believes that it has the products and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Because of the foregoing factors, recent trends may not be reliable indicators of future financial performance.


FINANCIAL INSTRUMENTS

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

         The fair value of the Company's financial instruments approximates cost due to their short term nature, or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1996 and 1997 is $5,300,000 and $14,500,000 of
short-term commercial paper.


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

         The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the future cash flows is less than the carrying amount of the asset.


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


FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries and affiliates are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and income and expense accounts at the weighted average rate in effect during the year. Foreign exchange translation adjustments are accumulated in a separate component of shareholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




FOREIGN EXCHANGE INSTRUMENTS

The Company hedges specific foreign currency exposures by purchasing foreign exchange contracts. Such foreign exchange contracts are generally entered into by the Company's European subsidiaries. The subsidiaries purchase forward dollar contracts to hedge firm commitments to acquire inventory for resale. The Company does not engage in speculation. The Company's foreign exchange contracts do not subject the Company to exchange rate movement risk as any gains or losses on these contracts are offset by gains or losses on the transactions being hedged. The foreign exchange contracts have varying maturities which generally do not exceed one year. At December 31, 1996 and 1997, the Company had approximately $7,000,000 and $8,950,000 of foreign exchange contracts outstanding, the carrying value of which does not differ significantly from their fair value.


RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.


INCOME TAXES

Deferred income taxes represent the tax consequences on future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes.

NOTE 2 - BUSINESS ACQUISITIONS

As of September 1, 1995, the Company acquired a 56% equity interest in DPC Medlab Produtos Medico Hospitalares Ltda., the Company's Brazilian distributor.

         As of March 1, 1996, the Company acquired a 50% equity interest in D.P.C.-N. Tsakiris S.A., the Company's Greek distributor.

         As of April 1, 1997, the Company acquired a 100% interest in DPC France, SAS, the Company's French distributor for the IMMULITE product line.

NOTE 3 - INVENTORIES

Inventories by major categories are summarized as follows:

(Dollars in Thousands)                                       December 31,
                                                     ---------------------------
                                                       1996               1997
                                                     -------             -------
Raw materials                                        $14,896             $17,814
Work in process                                       17,472              18,073
Finished goods                                        10,460              13,151
                                                     -------             -------
                                                     $42,828             $49,038
                                                     =======             =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SALES-TYPE AND OPERATING LEASES

In addition to outright sales, the Company places IMMULITE instruments with customers under sales-type and operating leases for periods generally from three to five years.

         For operating leases, the cost of the equipment is amortized on a straight-line basis over their estimated life, three to five years.

         Sales-type and operating leases are summarized as follows:

(Dollars in Thousands)                                        December 31,
                                                        ------------------------
                                                         1996              1997
                                                        -------          -------
Sales-type leases                                       $ 5,437          $ 4,441

Operating leases                                         32,210           45,477
   Less accumulated amortization                         15,591           23,043
                                                        -------          -------
   Net                                                   16,619           22,434
                                                        -------          -------

Total                                                   $22,056          $26,875
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

(Dollars in Thousands)                                 December 31,
                                           -------------------------------------
                                             1995          1996           1997
                                           -------        -------        -------
Current assets                             $45,577        $45,764        $43,726
Property and other assets                   33,377         40,587         34,498
                                           -------        -------        -------
Total assets                               $78,954        $86,351        $78,224
                                           =======        =======        =======
Current liabilities                        $37,019        $34,945        $36,754
Non-current liabilities                     14,771         19,998         18,292
Shareholders' equity                        27,164         31,408         23,178
                                           -------        -------        -------
Total liabilities and
  shareholders' equity                     $78,954        $86,351        $78,224
                                           =======        =======        =======

Sales                                      $61,218        $63,340        $60,501
                                           =======        =======        =======

Net income                                 $ 3,619        $ 2,507        $   804
                                           =======        =======        =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company had sales to non-consolidated affiliates of $18,504,000 in 1995, $21,409,000 in 1996, and $21,993,000 in 1997, including sales to one affiliate (Italy) of $10,034,000 in 1995, $11,251,000 in 1996, and $11,352,000
in 1997.

         Included in the Company's accounts receivable are trade receivables from non-consolidated affiliates of $11,078,000 at December 31, 1996 and $7,124,000 at December 31, 1997.

         The Company received dividends in 1997 of $1,078,000 from its Italian affiliate. The Company's cumulative equity in undistributed earnings of non-consolidated affiliated companies at December 31, 1997 is $10,804,000. Additional income taxes payable on earnings of foreign affiliates, if remitted, would be substantially offset by U.S. tax credits for foreign taxes paid.


NOTE  6 - NOTES PAYABLE

         Notes payable consist of borrowings by certain of the Company's foreign subsidiaries and are payable in the subsidiaries' local currency. The notes are summarized as follows:


(Dollars in Thousands)                                           December 31,
                                                             -------------------
                                                               1996        1997
                                                             -------     -------
Notes payable to a bank in Germany, at an average
interest rate of approximately 5%, payable through 2006      $ 3,788     $11,318

Notes payable to a bank in France, at an interest rate
of approximately 5%, payable through April 2000                            3,290
Other                                                            217         939
                                                             -------     -------
  Total                                                      $ 4,005     $15,547
                                                             =======     =======

Aggregate future maturities of long-term debt outstanding at December 31, 1997 are $3,461,000 in 1998, $2,722,000 in 1999, $1,933,000 in 2000, $1,296,000 in
2001, $4,861,000 in 2002 and $1,274,000 thereafter. Interest expense was $16,000 in 1995, $225,000 in 1996 and $797,000 in 1997.


NOTE  7- PENSION AND PROFIT SHARING PLANS

The Company has a money purchase pension plan covering substantially all U.S. employees over 21 years of age. Contributions under the pension plan are made annually in an amount equal to 10% of the compensation of all participants for such year. Contributions to the pension plan were $1,883,000 in 1995, $2,202,000 in 1996 and $2,365,000 in 1997.

         The Company has a profit sharing plan covering substantially all U.S. employees over 21 years of age. Contributions under the profit sharing plan for any year are made at the discretion of the Board of Directors of the Company, but not in excess of 15% of the compensation of all participants for such year. The contribution to the profit sharing plan was $391,000 in 1995. There was no contribution in 1996 and 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

The provision for income taxes is summarized as follows:


(Dollars in Thousands)                              Year Ended December 31,
                                              ----------------------------------
                                               1995          1996          1997
                                              -------       -------      -------
CURRENT:
 Federal                                      $ 7,076       $ 6,157      $ 3,992
 State                                            220           730          708
 Foreign                                        3,105         1,677        1,110
 Deferred federal and
  state income taxes                           (1,991)          216        1,690
                                              -------       -------      -------
Total provision for income taxes              $ 8,410       $ 8,780      $ 7,500
                                              =======       =======      =======

Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:

(Dollars in Thousands)                                         December 31,
                                                          ----------------------
                                                           1996            1997
                                                          ------          ------
State income taxes                                        $  695          $  247
DPC Cirrus' net operating losses                           1,591             639
Inventory                                                  2,613           2,363
Depreciation                                                 820             923
Other                                                        716             573
                                                          ------          ------
  Total                                                   $6,435          $4,745
                                                          ======          ======


         Included in the net deferred income taxes shown on the consolidated balance sheets for 1997 and 1996 are deferred income tax assets of $4,814,000 and $6,646,000 and deferred income tax liabilities of $69,000 and $211,000.

         At December 31, 1997, DPC Cirrus had net operating loss carry forwards for Federal and state income tax purposes of approximately $1,733,000 and $756,000 expiring at varying dates through 2001. Utilization of the Federal net operating losses are subject to annual limitations of approximately $1,600,000.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:


(Dollars in Thousands)                                         Year Ended December 31,
                                                -----------------------------------------------------
                                                   1995       %        1996      %       1997      %
                                                 --------    ---     --------   ---    --------   ---
Provision for income taxes at statutory rate     $ 11,403    35     $ 11,104    35    $  9,012    35
State income taxes, net of federal tax benefit     (1,440)   (4)         397     1         456     2
Foreign income subject to tax other than
 federal statutory rate                                23               (487)   (2)         40
Non-taxable earnings of FSC                        (1,013)   (3)      (1,073)   (3)       (952)   (4)
Research and development tax credit                  (247)   (1)        (188)             (403)   (2)
Net foreign tax credit                               (111)              (244)   (1)       (566)   (2)
Equity in income of affiliates                       (492)   (2)        (562)   (2)       (477)   (2)
Other                                                 287     1         (167)              390     2
                                                 --------    --     --------   ---    --------    --
Provision for income taxes                       $  8,410    26     $  8,780    28    $  7,500    29
                                                 ========    ==     ========   ===    ========    ==

An income tax benefit during 1997, 1996 and 1995 related to the exercise or early disposition of certain stock options reduced income taxes currently payable by $150,000, $294,000 and $5,604,000 and was credited directly to shareholders' equity.


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company has exercised its option for the noncancelable operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of two officers/shareholders of the Company and their four children, who are also shareholders and one of whom is an officer and a director. The agreement now extends through December 31, 2002. Approximately $849,000 in 1995, $879,000 in 1996 and $879,000 in 1997 was paid under the facility lease agreement.

   DPC Cirrus has entered into a noncancelable operating lease for its Randolph, New Jersey manufacturing facility. The agreement extends through November 30, 2002, with a five-year renewal option. Future minimum lease commitments as of December 31, 1997 for both leases are as follows:

(Dollars in Thousands)   1998     1999      2000      2001     2002     Total
                       -------   ------    ------    ------   ------   ------
                       $ 1,191   $1,191    $1,191    $1,191   $1,172   $5,936

Rental expense under operating leases approximated $1,527,000 in 1995, $1,783,000 in 1996 and $2,187,000 in 1997.

         The Company has a supply contract with a vendor for chemical compounds which are key components in the IMMULITE system. The Company has agreed to guaranty the vendor's minimum payment obligations to another company in the amount of $1,000,000 in each of 1995 and 1996 and $600,000 in each of the next eight years. There were no amounts disbursed in 1995, 1996 or 1997 under the guaranty.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - EARNINGS PER SHARE

   At December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS"), "Earnings per Share". SFAS 128 replaces the presentation of earnings per share ("EPS") with a presentation of basic EPS based upon the weighted-average number of common shares for the period. It also requires dual presentation of basic and diluted EPS for companies with "complex capital structures", as defined. EPS for the current and prior periods has been presented in conformity with the provisions of SFAS 128. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the income statement periods presented herein.

(Shares in Thousands)                                Year Ended December 31,
                                                    ----------------------------
                                                     1995       1996       1997
                                                    ------     ------     ------
Basic                                               13,209     13,554     13,641
Assumed exercise of stock options                      638        372        235
                                                    ------     ------     ------
Diluted                                             13,847     13,926     13,876
                                                    ======     ======     ======

Net income as presented in the consolidated income statement is used as the numerator in the EPS calculation for both the basic and diluted computations.


NOTE 11 - STOCK OPTION PLANS

         Under the Company's stock option plans, incentive stock options may be granted and are exercisable at prices not less than 100% of the fair market value on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the Company). Under the plans, non-qualified stock options may be granted and are exercisable at prices not less than 85% of fair market value at the date of grant. Options become exercisable after one year in installments (3 to 9 years) and may be exercised on a cumulative basis at any time before expiration. Options expire no later than ten years from the date of grant.

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 1.6%, risk-free interest rate of from 5.7% to 6.9% and expected option life of 3 to 10 years. Expected volatility was assumed to be 22.7% in 1995 and 1996, and 38.6% in 1997. Forfeiture rate was assumed to be 16.4% in 1995 and 1996 and 5% in 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                               Weighted      Weighted
                                                Number          Average       Average
                                                  Of            Exercise       Fair
                                                Shares            Price        Value
                                              ---------           -----      ---------
Options outstanding,
   December 31, 1994                            995,321       $   18.51
Granted                                         152,000           34.73      $   13.39
Exercised                                      (158,491)          15.15
Canceled                                        (29,220)          20.41
                                              ---------
Options outstanding,
   December 31, 1995
   (315,562 exercisable)                        959,610           21.79
Granted                                         104,500           33.36          10.35
Exercised                                       (53,073)          16.22
Canceled                                        (29,524)          25.47
                                              ---------
Options outstanding,
   December 31, 1996
   (379,453 exercisable)                        981,513           23.21
Granted                                         413,500           29.46          13.79
Exercised                                      (199,948)          14.94
Canceled                                        (54,525)          27.91
                                              ---------
Options outstanding,                          1,220,540           25.92
   December 31, 1997                          =========
   (349,656 exercisable)



         The following table summarizes information about stock options outstanding at December 31, 1997:

                                      Weighted      Weighted                     Weighted
 Range of                Number       Average       Average         Number        Average
Exercise              Outstanding    Remaining      Exercise      Exercisable     Exercise
 Prices               at 12/31/97      Life           Price       at 12/31/97      Price
---------             -----------   ----------    ----------      -----------    ----------
$10-19.99               132,100     3.74 years        $18.65       80,080            $18.74
 20-29.99               867,340     7.26 years         24.69      186,406             20.75
 30-39.99               266,100     5.93 years         34.16       82,670             33.13
 40-49.99                 5,000     8.33 years         41.53          500             41.53



         At December 31, 1997 the Company had a non-qualified option outstanding for 50,000 shares under a separate agreement at an exercise price of $30.75 per share.

         In November 1985, the Company granted to its Chief Executive Officer, a non-qualified, 10-year stock option for 500,000 shares at $7.50 per share (fair market value at date of grant). The option was exercised during 1995.

         During 1995, 103,320 shares of outstanding Common Stock were received by the Company as consideration for the exercise of options for 509,800 shares.

         Pursuant to the plans and the separate agreement, 1,916,040 shares of common stock are reserved for issuance upon the exercise of options.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:


(Thousands of dollars
except per share amounts)                          1995           1996          1997
                                                 -------        -------        -------
Net income as reported                           $24,169        $22,947        $18,248
Compensation expense from
  stock options                                       34             89            318
                                                 -------        -------        -------
Net income adjusted                              $24,135        $22,858        $17,930
Adjusted earnings per share-diluted              $  1.74        $  1.64        $  1.29


This proforma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.


NOTE 12 - SEGMENT INFORMATION

The Company manufactures and sells medical diagnostic kits and related instrumentation. The kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories. The Company's operating locations include the United States, Europe (United Kingdom, Germany, Czech Republic, Poland, Spain, Netherlands, Belgium, Luxembourg, Finland, France), and Rest of World (Australia, China, Brazil, Uruguay, Venezuela). The Company's operations and identifiable assets by geographical area are as follows:


(Dollars in Thousands)                                              December 31, 1995
                                          ------------------------------------------------------------------------
                                                                           Rest
                                          United States      Europe      of World     Eliminations    Consolidated
                                          -------------    ---------     ---------      ---------     ------------
Sales                                        $  78,293     $  70,081     $  11,275                     $ 159,649
Transfer between geographical areas             25,165         3,930                    $ (29,095)
                                             ---------     ---------     ---------      ---------      ---------
Net sales                                    $ 103,458     $  74,011     $  11,275      $ (29,095)     $ 159,649
                                             =========     =========     =========      =========      =========
Operating income,
   before equity in income of affiliates     $  24,041     $   6,117     $   1,014                     $  31,172
                                             =========     =========     =========      =========      =========
Identifiable assets                          $  93,423     $  75,750     $  22,246      $ (15,236)     $ 176,183
                                             =========     =========     =========      =========
Investment in affiliates                                                                                  13,279
                                                                                                       ---------
                                                                                                       $ 189,462
                                                                                                       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Dollars in Thousands)                                              December 31, 1996
                                           ---------------------------------------------------------------------
                                                                           Rest
                                           United States     Europe      of World    Eliminations   Consolidated
                                           -------------   ---------     ---------   ------------   ------------
Sales                                        $  79,635     $  72,830     $  24,367                    $ 176,832
Transfer between geographical areas             31,299         1,462           105     $ (32,866)
                                             ---------     ---------     ---------     ---------      ---------
Net sales                                    $ 110,934     $  74,292     $  24,472     $ (32,866)     $ 176,832
                                             =========     =========     =========     =========      =========
Operating income,
   before equity in income of affiliates     $  25,758     $   2,638     $   1,726                    $  30,122
                                             =========     =========     =========     =========      =========
Identifiable assets                          $  96,914     $  83,571     $  27,063     $ (16,212)     $ 191,336
                                             =========     =========     =========     =========
Investment in affiliates                                                                                 15,666
                                                                                                      ---------
                                                                                                      $ 207,002
                                                                                                      =========
(Dollars in Thousands)                                              December 31, 1997
                                           ---------------------------------------------------------------------
                                                                           Rest
                                           United States     Europe      of World    Eliminations   Consolidated
                                           -------------   ---------     ---------   ------------   ------------
Sales                                        $  80,273     $  77,538     $  28,453                    $ 186,264
Transfer between geographical areas             34,524         2,222            56     $ (36,802)
                                             ---------     ---------     ---------     ---------      ---------
Net sales                                    $ 114,797        79,760     $  28,509     $ (36,802)     $ 186,264
                                             =========     =========     =========     =========      =========
Operating income,
   before equity in income of affiliates     $  22,314     $     636     $   1,435                    $  24,385
                                             =========     =========     =========     =========      =========
Identifiable assets                          $ 108,484     $  86,985     $  28,853     $ (16,047)     $ 208,275
                                             =========     =========     =========     =========      =========
Investment in affiliates                                                                                 13,905
                                                                                                      ---------
                                                                                                      $ 222,180
                                                                                                      =========


The Company's export sales to unaffiliated customers are summarized as follows:


(Dollars in Thousands)                Western         South           Other          Total
                                      Europe         America         Exports        Exports
                                     -------         -------         -------         -------
1995                                 $ 7,381         $ 6,907         $13,047         $27,335
1996                                   5,949           7,171          12,929          26,049
1997                                   3,466           8,277          14,509          26,252

                          SUPPLEMENTARY FINANCIAL DATA


Unaudited quarterly financial information for the years December 31, 1996 and 1997 is summarized as follows:
(In Thousands, Except per Share Data)

                                               Quarter Ended
                        ------------------------------------------------------------
                        March 31     June 30    September 30  December 31
                          1996         1996         1996         1996         Year
                        --------     --------     --------     --------     --------
Sales                   $ 43,246     $ 43,369     $ 43,359     $ 46,858     $176,832
Gross profit              25,158       25,337       23,491       26,148      100,134
Income taxes               2,420        2,340        1,630        2,390        8,780
Net income                 6,501        6,564        4,351        5,531       22,947
Earnings per share:
   Basic                     .48          .48          .32          .41         1.69
   Diluted                   .47          .47          .31          .40         1.65

Weighted Average
Shares Outstanding:
   Basic                  13,532       13,544       13,555       13,586       13,554
   Diluted                13,942       13,984       13,941       13,837       13,926


                                                Quarter Ended
                        ------------------------------------------------------------
                        March 31     June 30    September 30  December 31
                          1997         1997          1997        1997         Year
                        --------     --------     --------     --------     --------
Sales                   $ 44,400     $ 46,763     $ 46,399     $ 48,702     $186,264
Gross profit              24,718       26,594       25,914       25,960      103,186
Income taxes               1,710        1,790        1,460        2,540        7,500
Net income                 4,663        4,892        5,122        3,571       18,248
Earnings per share:
   Basic                     .34          .36          .38          .26         1.34
   Diluted                   .34          .35          .37          .26         1.32

Weighted Average
Shares Outstanding:
   Basic                  13,605       13,622       13,646       13,690       13,641
   Diluted                13,867       13,872       13,901       13,869       13,876

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION


By:   /s/ Sigi Ziering                                  March 17, 1998
   ------------------------------------------
     Sigi Ziering, Chairman of the Board
     and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                                    TITLE                                  DATE
---------------------------------       ------------------------------         --------------
/s/ Sigi Ziering                        Chairman of the Board                  March 17, 1998
---------------------------------       and Chief Executive
Sigi Ziering                            Officer (Principal
                                        Executive Officer)

/s/ Michael Ziering                     Director                               March 17, 1998
---------------------------------
Michael Ziering

/s/ Sidney A. Aroesty                   Director                               March 17, 1998
---------------------------------
Sidney A. Aroesty

/s/ Maxwell H. Salter                   Director                               March 17, 1998
---------------------------------
Maxwell H. Salter

/s/ James D. Watson                     Director                               March 17, 1998
---------------------------------
James D. Watson

/s/ Frederick Frank                     Director                               March 17, 1998
---------------------------------
Frederick Frank

/s/ Julian R. Bockserman                Vice President--                       March 17, 1998
---------------------------------       Finance (Principal
Julian R. Bockserman                    Financial and Accounting
                                        Officer)

                                  EXHIBIT INDEX



       3.1    Amended and Restated Articles of Incorporation (6)
       3.2    Bylaws, as amended (6)
       4.1    Stock Certificate (4)
     *10.1    1981 Employee Stock Option Plan, as amended (2)
     *10.2    Retirement Benefits Agreement with Sigi Ziering (3)
      10.3    Form of Indemnification Agreement with Officers and Directors (1)
     *10.4    1990 Stock Option Plan (5)
      10.5    Standard Industrial Lease with 5700 West 96th Street, general partnership, dated February 18, 1991 (5)
     *10.6    Consulting Agreement with Sidney Aroesty dated December 14, 1994
              (7)
     *10.7    Description of Consulting Arrangement with Dr. James D. Watson (7)
     *10.8    Description of Consulting Arrangement with Frederick Frank (8)
     *10.9    1997 Stock Option Plan (9)
        21    Subsidiaries of Registrant
        23    Independent Auditors' Consent
        27    Financial Data Schedule (For EDGAR filing only)



-----------------------


         *      Management contracts, compensation plans or arrangements
         (1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988. (File No. 1-9957)
         (2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. (File No. 1-9957)
         (3) Incorporated by reference to Registrant's Registration Statement on Form S1 (File No. 2-77287) filed on May 3, 1982.
         (4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988. (File No. 1-9957)
         (5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. (File No. 1-9957)
         (6) Incorporated by reference to Registrant's Quarterly Report on From 10-Q for the quarter ended June 30, 1992. (File No. 1-9957)
         (7) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. (File No. 1-9957)
         (8) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. (File No. 1-9957)
         (9) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. (File No. 1-9957)