Form 10-Q
period 1998-03-31
DIAGNOSTIC PRODUCTS CORP
filed 1998-04-29
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1998

          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from_______________ to_______________

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

                                 [ YES   X ][NO     ]


          The number of shares of Common Stock, no par value, outstanding as of March 31, 1998, was 13,774,737.



================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



(In thousands, except per share data)                      Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
SALES                                                  $ 46,104        $ 44,400
                                                       --------        --------
COSTS AND EXPENSES:
   Cost of sales                                         20,395          19,682
   Selling                                                9,012           8,659
   Research and development                               5,409           4,756
   General and administrative                             5,926           5,443
   Equity in income of affiliates                          (344)           (281)
   Interest income-net                                     (118)           (232)
                                                       --------        --------
   Total costs and expenses                              40,280          38,027
                                                       --------        --------
INCOME BEFORE INCOME TAXES                                5,824           6,373
PROVISION FOR INCOME TAXES                                1,720           1,710
                                                       --------        --------
NET INCOME                                             $  4,104        $  4,663
                                                       ========        ========
EARNINGS PER SHARE:
   BASIC                                               $    .30        $    .34
   DILUTED                                                  .30             .34

AVERAGE SHARES OUTSTANDING:
   BASIC                                                 13,746          13,605
      DILUTIVE EFFECT OF STOCK OPTIONS                      161             262
                                                       --------        --------
   DILUTED                                               13,907          13,867
                                                       ========        ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)


(Dollars in Thousands)                                            March 31,    December 31,
                                                                     1998         1997
                                                                  ---------     ---------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                   $  17,589     $  20,372
      Accounts receivable-net of allowance for
         doubtful accounts of $142 and $131                          48,466        45,798
      Inventories                                                    50,112        49,038
      Prepaid expenses and other current assets                         257           405
      Deferred income taxes                                           3,303         3,303
                                                                  ---------     ---------
      Total current assets                                          119,727       118,916
PROPERTY, PLANT AND EQUIPMENT:
      Land and buildings                                             32,404        30,854
      Machinery and equipment                                        52,659        50,005
      Leasehold improvements                                          7,121         7,075
      Construction in progress                                          944           736
                                                                  ---------     ---------
      Total                                                          93,128        88,670
      Less accumulated depreciation and amortization                 43,519        41,576
                                                                  ---------     ---------
      Property, plant and equipment - net                            49,609        47,094
SALES-TYPE AND OPERATING LEASES                                      26,466        26,875
DEFERRED INCOME TAXES                                                 1,442         1,442
INVESTMENTS IN AFFILIATED COMPANIES                                  13,984        13,905
EXCESS OF COST OVER NET ASSETS ACQUIRED-
      Net of amortization of $7,644 and $7,368                       15,368        13,948
                                                                  ---------     ---------
TOTAL ASSETS                                                      $ 226,596     $ 222,180
                                                                  =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable                                               $  16,271     $  15,547
      Accounts payable                                               13,221        14,562
      Accrued liabilities                                             6,174         5,986
      Income taxes payable                                            1,441          (210)
      Total current liabilities                                      37,107        35,885
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
      Common Stock-no par value, authorized 30,000,000 shares;
         outstanding 13,774,737 shares and 13,717,072 shares         39,683        38,527
      Retained earnings                                             161,733       159,278
      Foreign currency translation adjustment                       (11,927)      (11,510)
                                                                  ---------     ---------
      Total shareholders' equity                                    189,489       186,295
                                                                  ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 226,596     $ 222,180
                                                                  =========     =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


(Dollars in Thousands)                                                         Three Months Ended
                                                                                  March 31,
                                                                             ---------------------
                                                                               1998         1997
                                                                             --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                              $  4,104     $  4,663
     Adjustments to reconcile net income to net cash flows from operating activities:
         Depreciation and amortization                                          3,762        3,026
         Equity in undistributed income of
            unconsolidated affiliates                                             (79)        (281)
         Accounts receivable                                                   (2,673)      (4,930)
         Inventories                                                             (740)      (3,063)
         Prepaid expenses and other current assets                                148          230
         Accounts payable                                                      (1,505)       1,523
         Accrued liabilities                                                      188         (456)
         Income taxes payable                                                   1,490         (277)
                                                                             --------     --------
     Net Cash Flows from Operating Activities                                   4,695          435

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
         Additions to property, plant and equipment                            (2,597)      (2,761)
         Sales-type and operating leases                                       (2,077)      (2,354)
         Investment in affiliated company                                      (2,612)        (646)
                                                                             --------     --------
     Net Cash from (used for) Investing Activities                             (7,286)      (5,761)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
         Borrowing                                                                544          669
         Proceeds from exercise of stock options                                1,156          290
         Cash dividends paid                                                   (1,649)      (1,632)
                                                                             --------     --------
     Net Cash from (used for) Financing Activities                                 51         (673)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (243)        (357)
                                                                             --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (2,783)      (6,356)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 20,372       13,781
                                                                             --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 17,589     $  7,425
                                                                             ========     ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1--BASIS OF PRESENTATION

The information for the three months ended March 31, 1998 and 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ending March 31, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

NOTE 2--INVENTORIES

Inventories by major categories are summarized as follows:


                                                March 31,           December 31,
                                                  1998                   1997
                                               -----------           -----------
Raw materials                                  $17,226,000           $17,814,000
Work in process                                 19,315,000            18,073,000
Finished goods                                  13,571,000            13,151,000
                                               -----------           -----------
Total                                          $50,112,000           $49,038,000
                                               ===========           ===========


NOTE 3--COMPREHENSIVE INCOME

In June of 1997, the financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income." The statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows:


                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      1998             1997
                                                  -----------       -----------
Net income                                        $ 4,104,000       $ 4,663,000
Foreign currency translation adjustment              (417,000)       (3,390,000)
                                                  -----------       -----------
Comprehensive income                              $ 3,687,000       $ 1,273,000
                                                  ===========       ===========


The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's sales increased 4% in the first quarter of 1998 to $46.1 million compared to sales of $44.4 million in the first quarter of 1997. Sales of IMMULITE instruments and assays have been the principal factor in sales growth. Unit sales of IMMULITE test kits increased 21% over the 1997 first quarter, offsetting the continuing decline in sales of RIA kits. The Company commenced commercial shipments of its next generation IMMULITE 2000 system in early March 1998 and anticipates shipping 400 of the systems to customer sites during 1998. These shipments did not make a meaningful contribution to first quarter results. The Company has received FDA marketing clearance for 31 tests for this system and expects increased demand for these kits for the remainder of the year as customers begin to ramp-up their use of the systems.

Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. The U.S. dollar continued to strengthen in the first quarter of 1998. Had the value of the U.S. dollar relative to other currencies remained constant with the first quarter of 1997, sales for the 1998 first quarter would have increased 7% over the same period a year ago, and net income would have been marginally higher. Due to intense competition, the Company's foreign distributors have been unable to increase prices to offset the negative effect of the strong U.S. dollar.

In February 1998, the Company acquired its distributor in Norway. This firm had 1997 sales of approximately $3 million. The Company also recently appointed new independent distributors in Russia, India and Malaysia.

Cost of sales increased 4% in the first quarter of 1998 compared to the first quarter of 1997, but as a percentage of sales remained level at approximately 44% of sales.

Selling expense as a percentage of sales remained at 19.5% for the first quarter of both 1997 and 1998. The expenditures increased by 4.1% in 1998 primarily to support the expansion of the IMMULITE product line and the launch of the IMMULITE 2000.

Research and development expenditures increased 13.7% in the first quarter of 1998 compared to the prior year period. As a percentage of sales, research and development expenditures were 11.7% in 1998 and 10.7% in 1997. The dollar amount of these expenditures increased to support the continuing development of the IMMULITE 2000, the expansion of the IMMULITE assay menu, and the development of a new point-of-care analyzer, the ImmuGold, which is planned for market introduction in late 1999.

General and administrative expenses increased 8.9% in the first quarter of 1998 over the prior year period, representing 12.9% and 12.3% of sales, respectively. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired and minority interest.

Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor.

Net interest income represents the excess of interest income and interest on equipment contracts over interest expense.

The Company's effective tax rate includes Federal, state and foreign taxes. The consolidated tax rate increased from 26.8% in the first quarter of 1997 to 29.5% in the first quarter of 1998. In the prior year the Company benefited from net operating loss carryforwards from a foreign subsidiary which were fully utilized during 1997.

Net income decreased by 12% in the first quarter of 1998, representing 8.9% of sales compared to 10.5% of sales in 1997 due primarily to the effects of the strong U.S. dollar on the operating results of foreign subsidiaries, continuing losses at the French distributor and increased investments in R&D.

The Company has adequate working capital and sources of capital (including an unused $20 million unsecured line of credit) to carry on its current business and to meet its existing capital requirements. Cash flow from operating activities was $4.7 million in the first quarter of 1998 compared to $.4 million in 1997. Additions to property, plant and equipment in 1998 were $2.6 million compared to $2.8 million in 1997. The Company has no material commitments for capital expenditures in 1998.

The Company's foreign consolidated subsidiaries had outstanding bank loans of $16.3 million at March 31, 1998 and $15.5 million at March 31, 1997.

During 1997 and 1998 the Company paid a quarterly cash dividend of $.12 per share.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward looking statements (identified by the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope" and similar expressions) which are based upon Management's current expectations and speak only as of the date made. These forward looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward looking statements. These risks and uncertainties include the degree of customer demand for the Company's products, customer acceptance of the IMMULITE 2000 and other new products, the Company's ability to keep abreast of technological innovations, the risks inherent in the development and release of new products (such as delays, unforeseen costs and technical difficulties), competitive pressures, currency risks based on the relative strength or weakness of the U.S. dollar, health care regulation and cost containment measures, and political and economic instability in certain foreign markets.


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



                                            DIAGNOSTIC PRODUCTS CORPORATION
                                                                (Registrant)


        APRIL 29, 1998                                  /s/ SIGI ZIERING
-------------------------------                 -------------------------------
Date                                                       Sigi Ziering, Ph.D.,
                                                          Chairman of the Board
                                                        Chief Executive Officer


        APRIL 29, 1998                             /s/ JULIAN R. BOCKSERMAN
-------------------------------                 -------------------------------
Date                                                      Julian R. Bockserman,
                                                                 Vice President
                                                        Chief Financial Officer