Form 10-Q
period 1998-06-30
DIAGNOSTIC PRODUCTS CORP
filed 1998-07-28
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ____________

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

                           YES [X]    NO [ ]


        The number of shares of Common Stock, no par value, outstanding as of June 30, 1998, was 13,782,417.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


(In thousands, except per share data)             Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                              -----------------------------         -----------------------------
                                                 1998               1997               1998               1997
                                              ----------         ----------         ----------         ----------
SALES                                         $   49,278         $   46,763         $   95,382         $   91,163
                                              ----------         ----------         ----------         ----------
COSTS AND EXPENSES:
  Cost of sales                                   21,429             20,169             41,824             39,851
  Selling                                          9,094              9,961             18,106             18,620
  Research and development                         5,761              4,732             11,170              9,488
  General and administrative                       5,980              5,708             11,906             11,151
  Equity in income of affiliates                    (280)              (415)              (624)              (696)
  Interest income-net                                (90)               (74)              (208)              (306)
                                              ----------         ----------         ----------         ----------
  Total costs and expenses                        41,894             40,081             82,174             78,108
                                              ----------         ----------         ----------         ----------
INCOME BEFORE INCOME TAXES                         7,384              6,682             13,208             13,055
PROVISION FOR INCOME TAXES                         2,190              1,790              3,910              3,500
                                              ----------         ----------         ----------         ----------
NET INCOME                                    $    5,194         $    4,892         $    9,298         $    9,555
                                              ==========         ==========         ==========         ==========

EARNINGS PER SHARE:
  BASIC                                       $      .38         $      .36         $      .68         $      .70
  DILUTED                                            .37                .35                .67                .69

AVERAGE SHARES OUTSTANDING:
  BASIC                                           13,779             13,622             13,762             13,614
    DILUTIVE EFFECT OF STOCK OPTIONS                 165                250                163                255
                                              ----------         ----------         ----------         ----------
  DILUTED                                         13,944             13,872             13,925             13,869
                                              ==========         ==========         ==========         ==========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)


(Dollars in Thousands)                                                   June 30,          December 31,
                                                                           1998                1997
                                                                       ------------        ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $     16,972        $     20,372
     Accounts receivable-net of allowance for
       doubtful accounts of $110 and $131                                    52,502              45,798
     Inventories                                                             51,932              49,038
     Prepaid expenses and other current assets                                  582                 405
     Deferred income taxes                                                    3,303               3,303
                                                                       ------------        ------------
     Total current assets                                                   125,291             118,916
PROPERTY, PLANT AND EQUIPMENT:
     Land and buildings                                                      32,659              30,854
     Machinery and equipment                                                 54,425              50,005
     Leasehold improvements                                                   7,135               7,075
     Construction in progress                                                 1,017                 736
                                                                       ------------        ------------
     Total                                                                   95,236              88,670
     Less accumulated depreciation and amortization                          45,407              41,576
                                                                       ------------        ------------
     Property, plant and equipment - net                                     49,829              47,094
SALES-TYPE AND OPERATING LEASES                                              28,064              26,875
DEFERRED INCOME TAXES                                                         1,442               1,442
INVESTMENTS IN AFFILIATED COMPANIES                                          14,204              13,905
EXCESS OF COST OVER NET ASSETS ACQUIRED-
     Net of amortization of $7,920 and $7,368                                14,908              13,948
                                                                       ------------        ------------
TOTAL ASSETS                                                           $    233,738        $    222,180
                                                                       ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Notes payable                                                     $     16,931        $     15,547
     Accounts payable                                                        16,101              14,562
     Accrued liabilities                                                      4,710               5,986
     Income taxes payable                                                     2,416                (210)
                                                                       ------------        ------------
     Total current liabilities                                               40,158              35,885
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common Stock-no par value, authorized 30,000,000 shares;
       outstanding 13,782,417 shares and 13,717,072 shares.                  39,839              38,527
     Retained earnings                                                      165,274             159,278
     Foreign currency translation adjustment                                (11,533)            (11,510)
                                                                       ------------        ------------
     Total shareholders' equity                                             193,580             186,295
                                                                       ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $    233,738        $    222,180
                                                                       ============        ============

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


(Dollars in Thousands)                                                                   Six Months Ended
                                                                                             June 30,
                                                                                  -----------------------------
                                                                                     1998               1997
                                                                                  ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                    $    9,298         $    9,555
    Adjustments to reconcile net income to net cash flows from operating activities:
       Depreciation and amortization                                                   8,704              7,008
       Equity in undistributed income of
         unconsolidated affiliates                                                      (299)              (696)
       Accounts receivable                                                            (6,454)            (5,423)
       Inventories                                                                    (2,513)            (5,065)
       Prepaid expenses and other current assets                                        (177)              (161)
       Accounts payable                                                                1,289              1,603
       Accrued liabilities                                                            (1,276)            (1,651)
       Income taxes payable                                                            2,456                (92)
                                                                                  ----------         ----------
    Net Cash Flows from Operating Activities                                          11,028              5,078

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
       Additions to property, plant and equipment                                     (4,493)            (5,537)
       Sales-type and operating leases                                                (6,215)            (5,214)
       Investment in affiliated company                                               (2,612)               (46)
                                                                                  ----------         ----------
    Net Cash Flows from (used for) Investing Activities                              (13,320)           (10,797)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
       Borrowing                                                                         901              6,280
       Proceeds from exercise of stock options                                         1,312                586
       Cash dividends paid                                                            (3,302)            (3,268)
                                                                                  ----------         ----------
    Net Cash Flows from (used for) Financing Activities                               (1,089)             3,598

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (19)              (494)
                                                                                  ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (3,400)            (2,615)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        20,372             13,781
                                                                                  ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   16,972         $   11,166
                                                                                  ==========         ==========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1--BASIS OF PRESENTATION
The information for the six months ended June 30, 1998 and 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

NOTE 2--INVENTORIES

Inventories by major categories are summarized as follows:

                            June 30,          December 31,
                             1998                 1997
                         ------------         ------------
Raw materials            $ 18,799,000         $ 17,814,000
Work in process            18,045,000           18,073,000
Finished goods             15,088,000           13,151,000
                         ------------         ------------
Total                    $ 51,932,000         $ 49,038,000
                         ============         ============

NOTE 3--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

                                                         Three Months Ended                         Six Months Ended
                                                             June 30,                                   June 30,
                                                 ---------------------------------          ----------------------------------
                                                     1998                 1997                  1998                  1997
                                                 ------------         ------------          ------------          ------------
Net income                                       $  5,194,000         $  4,892,000          $  9,298,000          $  9,555,000
Foreign currency translation adjustment               394,000             (946,000)              (23,000)           (4,336,000)
                                                 ------------         ------------          ------------          ------------
Comprehensive income                             $  5,588,000         $  3,946,000          $  9,275,000          $  5,219,000
                                                 ============         ============          ============          ============

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the second quarter and six months ended June 30, 1998, the Company's sales increased 5.4% to $49.3 million and 4.6% to $95.4 million, respectively, compared to the comparable periods in 1997. Unit sales of IMMULITE test kits increased 21% and 24% in the second quarter and first six months of 1998, respectively, over the comparable 1997 periods. The Company shipped 205 IMMULITE systems in the second quarter, including 51 of the new generation IMMULITE 2000 which was introduced in March 1998. For the six month period, the Company shipped 303 IMMULITE One systems and 99 IMMULITE 2000 systems, bringing the total worldwide shipments of IMMULITE systems to over 3,500. Due to a longer than originally anticipated selling cycle for the IMMULITE 2000, the Company now expects to ship approximately 300 IMMULITE 2000 systems by year-end, rather than the 400 systems indicated in the Form 10-Q for the quarter ended March 31, 1998. This delay is expected to have only a short-term impact on sales growth, and should not significantly impact the long-term outlook since the Company continues to experience strong demand for the IMMULITE One.

Sales of the Company's mature RIA products declined approximately 14% in the 1998 second quarter compared to the 1997 second quarter. The Company expects RIA revenues to account for less than 20% of the total sales for the 1998 fiscal year (compared to 30% in 1997), so further declines in sales of this product line will have less of an impact on overall reported sales in the future.

Sales to Asia, which represent approximately 10% of total sales, declined approximately 6% and 10% in the second quarter and first six months of 1998, respectively, compared to the comparable periods in 1997, due to the economic instability of that region.

Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. The U.S. dollar continued to strengthen in the second quarter of 1998. Had the value of the U.S. dollar relative to other currencies remained constant with the second quarter of 1997, sales for the 1998 second quarter would have increased 7% over the same period a year ago, and net income would have been unchanged. Due to intense competition, the Company's foreign distributors have been unable to increase prices to offset the negative effect of the strong U.S. dollar.

Cost of sales remained at approximately 44% of sales in the second quarter and six month periods of 1998 and 1997.

Selling expense as a percentage of sales decreased 13% from 21.3% of sales in the second quarter of 1997 to 18.5% of sales in the second quarter of 1998. For the six month periods, selling expense as a percentage of sales declined from 20.4% of 1997 sales to 19% of 1998 sales. The $867,000 (8.7%) decrease in selling expense in the 1998 second quarter was due to start-up costs of the French affiliate which were reflected only in the 1997 second quarter and more efficient marketing efforts at the Los Angeles headquarters.

Other operating expenses (research and development; general and administrative) as a percentage of sales remained stable. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired and minority interest.

Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor.

Net interest income represents the excess of interest income and interest on equipment contracts over interest expense.

The Company's effective tax rate includes Federal, state and foreign taxes. The consolidated tax rate increased from 26.8% in the second quarter and first six months of 1997 to about 29.7% in the comparable 1998 periods due to net operating loss carryforwards and foreign tax credits which are not available in 1998.

Net income for the second quarter of 1998 increased 6.2% over the second quarter of 1997 due to the increase in sales and reduced selling expenses. For the first six months of 1998, however, net income declined by 2.7% over the first six months of 1997 due to the 12% decline in 1998 first quarter net income over the 1997 first quarter.

The Company has adequate working capital and sources of capital (including an unused $20 million unsecured line of credit) to carry on its current business and to meet its existing capital requirements. Net cash flow from operating activities was $11 million in the first six months of 1998 compared to $5 million in 1997. Additions to property, plant and equipment in 1998 were $4.5 million compared to $5.5 million in 1997. Cash used for the placement of IMMULITE systems under sales-type and operating leases (for periods of generally three to five years) increased 19% from $5.2 million for the first six months of 1997 to $6.2 million for the first six months of 1998.

The Company's foreign consolidated subsidiaries had outstanding bank loans of $16.9 million at June 30, 1998 $15.6 million at December 31, 1997.

The Company's current quarterly cash dividend is $.12 per share.

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

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope" and similar expressions) which are based upon Management's current expectations and speak only as of the date made. These forward looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward looking statements. These risks and uncertainties include the degree of customer demand for the Company's products, customer acceptance of the IMMULITE 2000 and other new products, the Company's ability to keep abreast of technological innovations, the risks inherent in the development and release of new products (such as delays, unforeseen costs and technical difficulties), competitive pressures, currency risks based on the relative strength or weakness of the U.S. dollar, health care regulation and cost containment measures, and political and economic instability in certain foreign markets.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on May 6, 1998. In connection with the election of directors, each nominee received the following votes:

NOMINEE                   FOR                            WITHHELD
-------                   ---                            --------
Sigi Ziering              11,639,381                     106,908
Sidney A. Aroesty         11,648,435                      97,854
Maxwell H. Salter         11,641,570                     104,719
James D. Watson           11,644,131                     102,158
Michael Ziering           11,645,185                     101,104
Frederick Frank           11,532,208                     214,081

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     27    Financial Data Schedule

(b)  Reports on Form 8-K. None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DIAGNOSTIC PRODUCTS CORPORATION
                                                                    (Registrant)


          JULY 28, 1998              /s/             SIGI ZIERING
----------------------------------   -------------------------------------------
Date                                  Sigi Ziering, Ph.D., Chairman of the Board
                                                         Chief Executive Officer


          JULY 28, 1998              /s/          JULIAN R. BOCKSERMAN
----------------------------------   -------------------------------------------
Date                                        Julian R. Bockserman, Vice President
                                                         Chief Financial Officer