Form 10-Q
period 1998-09-30
DIAGNOSTIC PRODUCTS CORP
filed 1998-10-28
CIK 702259

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to ______________

        Commission file number 1-9957

                         DIAGNOSTIC PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                             95-2802182
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)

                              5700 WEST 96TH STREET
                          LOS ANGELES, CALIFORNIA 90045
                    (Address of principal executive offices)
                  Registrant's telephone number: (310) 645-8200

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

                              YES [X]     NO [ ]

        The number of shares of Common Stock, no par value, outstanding as of September 30, 1998, was 13,800,737.


================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


(In thousands, except per share data)                Three Months Ended                     Nine Months Ended
                                                        September 30,                          September 30,
                                             ---------------------------------       ---------------------------------
                                                1998                 1997                1998                 1997
                                             -------------       -------------       -------------       -------------
SALES .............................          $      48,773       $      46,399       $     144,155       $     137,562
                                             -------------       -------------       -------------       -------------
COSTS AND EXPENSES:
  Cost of sales ...................                 21,454              20,485              63,278              60,336
  Selling .........................                  9,356               9,174              27,462              27,794
  Research and development ........                  5,470               5,109              16,640              14,597
  General and administrative ......                  5,422               5,300              17,328              16,451
  Equity in income of affiliates ..                   (273)               (114)               (897)               (810)
  Interest income-net .............                   (141)               (137)               (349)               (443)
                                             -------------       -------------       -------------       -------------
  Total costs and expenses ........                 41,288              39,817             123,462             117,925
                                             -------------       -------------       -------------       -------------
INCOME BEFORE INCOME TAXES ........                  7,485               6,582              20,693              19,637
PROVISION FOR INCOME TAXES ........                  2,090               1,460               6,000               4,960
                                             -------------       -------------       -------------       -------------
NET INCOME ........................          $       5,395       $       5,122       $      14,693       $      14,677
                                             =============       =============       =============       =============

EARNINGSPER SHARE:
  BASIC ...........................          $         .39       $         .38       $        1.07       $        1.08
  DILUTED .........................                    .39                 .37                1.06                1.06

AVERAGE SHARES OUTSTANDING:
  BASIC ...........................                 13,792              13,646              13,772              13,624
   DILUTIVE EFFECT OF STOCK OPTIONS                    131                 255                 153                 256
                                             -------------       -------------       -------------       -------------
  DILUTED .........................                 13,923              13,901              13,925              13,880
                                             =============       =============       =============       =============

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


(Dollars in Thousands)                                                September 30,       December 31,
                                                                          1998                1997
                                                                      -------------       -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                         $      20,247       $      20,372
    Accounts receivable-net of allowance for
       doubtful accounts of $118 and $131                                    52,787              45,798
    Inventories                                                              53,639              49,038
    Prepaid expenses and other current assets                                   512                 405
    Deferred income taxes                                                     3,303               3,303
                                                                      -------------       -------------
    Total current assets                                                    130,488             118,916
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                                       35,006              30,854
    Machinery and equipment                                                  57,685              50,005
    Leasehold improvements                                                    7,135               7,075
    Construction in progress                                                    857                 736
                                                                      -------------       -------------
    Total                                                                   100,683              88,670
    Less accumulated depreciation and amortization                           48,065              41,576
                                                                      -------------       -------------
    Property, plant and equipment - net                                      52,618              47,094
SALES-TYPE AND OPERATING LEASES                                              31,710              26,875
DEFERRED INCOME TAXES                                                         1,442               1,442
INVESTMENTS IN AFFILIATES                                                    14,542              13,905
EXCESS OF COST OVER NET ASSETS ACQUIRED-
    Net of amortization of $8,201 and $7,368                                 14,506              13,948
                                                                      -------------       -------------
TOTAL ASSETS                                                          $     245,306       $     222,180
                                                                      =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                     $      20,188       $      15,547
    Accounts payable                                                         17,241              14,562
    Accrued liabilities                                                       4,927               5,986
    Income taxes payable                                                      3,524                (210)
                                                                      -------------       -------------
    Total current liabilities                                                45,880              35,885
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common Stock-no par value, authorized 30,000,000 shares;
       outstanding 13,800,737 shares and 13,717,072 shares.                  40,190              38,527
    Retained earnings                                                       169,015             159,278
    Foreign currency translation adjustment                                  (9,779)            (11,510)
                                                                      -------------       -------------
    Total shareholders' equity                                              199,426             186,295
                                                                      -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $     245,306       $     222,180
                                                                      =============       =============

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


(Dollars in Thousands)                                                   Nine Months Ended
                                                                           September 30,
                                                                 --------------------------------
                                                                      1998              1997
                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                   $      14,693      $      14,677
    Adjustments to reconcile net income to net cash
    flows from operating activities:
      Depreciation and amortization                                     15,006             11,157
      Equity in undistributed income of
         unconsolidated affiliates                                        (637)              (809)
      Accounts receivable                                               (5,549)            (6,128)
      Inventories                                                       (3,527)            (7,217)
      Prepaid expenses and other current assets                           (107)               (99)
      Accounts payable                                                   1,630              2,040
      Accrued liabilities                                               (1,059)              (941)
      Income taxes payable                                               3,440               (138)
                                                                 -------------      -------------
    Net Cash Flows from Operating Activities                            23,890             12,542

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
      Additions to property, plant and equipment                        (7,624)            (7,922)
      Sales-type and operating leases                                  (12,846)            (7,551)
      Investment in affiliated companies                                (2,612)               (46)
                                                                 -------------      -------------
    Net Cash Flows from (used for) Investing Activities                (23,082)           (15,519)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
      Borrowing                                                          2,706              6,605
      Proceeds from exercise of stock options                            1,663              1,176
      Cash dividends paid                                               (4,956)            (4,904)
                                                                 -------------      -------------
    Net Cash Flows from (used for) Financing Activities                   (587)             2,877

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (346)              (657)
                                                                 -------------      -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (125)              (757)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          20,372             13,781
                                                                 -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      20,247      $      13,024
                                                                 =============      =============

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1-BASIS OF PRESENTATION

The information for the nine months ended September 30, 1998 and 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

Basic earnings per share is computed by dividing net income by the average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

NOTE 2-INVENTORIES

Inventories by major categories are summarized as follows:

(In Thousands)

                         September 30,    December 31,
                              1998             1997
                         -------------    -------------
Raw materials            $      19,382    $      17,814
Work in process                 18,957           18,073
Finished goods                  15,300           13,151
                         -------------    -------------
Total                    $      53,639    $      49,038
                         =============    =============

NOTE 3-COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:
(In Thousands)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                 -------------------------------      -------------------------------
                                                      1998              1997               1998             1997
                                                 -------------     -------------      -------------     -------------
Net income                                       $       5,395     $       5,122      $      14,693     $      14,677
Foreign currency translation adjustment                  1,754            (1,162)             1,731            (5,498)
                                                 -------------     -------------      -------------     -------------
Comprehensive income                             $       7,149     $       3,960      $      16,424     $       9,179
                                                 =============     =============      =============     =============


The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the third quarter and nine months ended September 30, 1998, the Company's sales increased 5.1% to $48.8 million and 4.8% to $144 million, respectively, compared to the comparable periods in 1997. Unit sales of IMMULITE test kits increased 32% and 27% in the third quarter and first nine months of 1998, respectively, over the comparable 1997 periods. The Company shipped 224 IMMULITE systems in the third quarter, including 59 of the new generation IMMULITE 2000 which was introduced in March 1998. For the nine month period, the Company shipped 468 IMMULITE One systems and 158 IMMULITE 2000 systems, bringing the total worldwide shipments of IMMULITE systems to approximately 3,700. The Company expects to have shipped approximately 300 IMMULITE 2000 systems (including 67 systems shipped in 1997) by year-end, while continuing to experience demand for the IMMULITE One. This installed base of instruments and an expanding test kit menu are expected to support continued growth in the coming year.

Sales of the Company's mature RIA products declined approximately 9% in the 1998 third quarter compared to the 1997 third quarter. The Company expects RIA revenues to account for less than 25% of the total sales for the 1998 fiscal year (compared to 30% in 1997), so further declines in sales of this product line will have less of an impact on overall reported sales in the future.

Sales to Asia (principally Korea), which represent approximately 10% of total sales, declined approximately 5% and 8% in the third quarter and first nine months of 1998, respectively, compared to the comparable periods in 1997, due to the economic instability of that region.

Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, such as during the past two years, the effect of the translation of the financial statements of consolidated foreign affiliates is generally that of lower sales and net income. Additionally, due to intense competition, the Company's foreign distributors are unable to increase prices to offset the negative effect when the U.S. dollar is strong. The value of the U.S. dollar relative to other currencies did not have a significant impact on results in the third quarter of 1998.

Cost of sales remained at approximately 44% of sales in the third quarter and nine month periods of 1998 and 1997.

Total operating expenses (selling, R&D, and G&A) as a percentage of sales decreased slightly in the third quarter from 42.2% in 1997 to 41.5% in 1998, reflecting the end of pre-launch expenses for the IMMULITE 2000 and modest operating leverage. For the nine month periods, total operating expenses as a percentage of sales decreased slightly from 42.8% in 1997 to 42.6% in 1998. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired and minority interest.

Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor.

Net interest income represents the excess of interest income and interest on equipment contracts over interest expense.

The Company's effective tax rate includes Federal, state and foreign taxes. The tax provision increased from 25.3% of income before income taxes in the first nine months of 1997 to 29% in the comparable 1998 period due to utilization of net operating loss carryforwards and foreign tax credits in 1997 which are not available in 1998.

Net income for the third quarter of 1998 increased 5.3% over the third quarter of 1997 due to the increase in sales. For the first nine months of 1998, however, net income increased nominally over the first nine months of 1997 due to the 12% decline in 1998 first quarter net income over the 1997 first quarter.

LIQUIDITY

The Company has adequate working capital and sources of capital (including an unused $20 million unsecured line of credit) to carry on its current business and to meet its existing and expected future capital requirements. Net cash flow from operating activities was $23.9 million in the first nine months of 1998 compared to $12.5 million in 1997. Additions to property, plant and equipment in 1998 were $7.6 million compared to $7.9 million in 1997. Cash used for the placement of IMMULITE systems under sales-type and operating leases (for periods of generally three to five years) increased 70% from $7.6 million for the first nine months of 1997 to $12.8 million for the first nine months of 1998. The Company had notes payable (consisting of bank borrowings by the Company's foreign consolidated subsidiaries) of $20.2 million at September 30, 1998 compared to $15.6 million at December 31, 1997.

The Company's foreign operations, particularly, at this time, its operations in Brazil, are subject to risks, such as currency devaluations, associated with political and economic instability.

The Company's current quarterly cash dividend is $.12 per share.

On October 14, 1998 the Company announced a plan under which it may repurchase up to one million shares of its common stock from time to time in open market transactions. The purchases may be discontinued at any time. The Company will utilize existing cash and bank borrowings to finance any such purchases.

EURO CONVERSION

The Company has significant sales in European countries (the "participating countries") which will be converting to a common legal currency (the "euro") beginning January 1, 1999. During the transition period of January 1, 1999 to January 1, 2002, public and private parties may pay for goods and services using either the euro or the local currency. During the transition period, conversion rates will not be computed directly from one local currency to another. Instead, local currencies will be converted first to a euro denomination and then to the second local currency.

The Company is in the early stages of assessing the potential impact of the euro conversion on its business and operations. The Company will initially address the euro conversion by creating a price list of its products in each participating country based on the euro to facilitate purchases in euro or local currency. The Company is also reviewing its information and business systems, and those of its European affiliates, to determine the modifications that will be necessary to process orders in the euro currency. Due to the existence of many unknown variables at this early stage, it is not at this time possible for the Company to predict the precise implications of the euro conversion on its operations.

YEAR 2000

The Company has a program to address Year 2000 readiness of its information and business systems at the Los Angeles, DPC Cirrus and Euro DPC facilities, which account for the majority of its manufacturing and business operations. This program is more than half-way completed. The Company has tested all critical systems and has performed routine testing of work stations. Work stations that require corrective software have been identified and the Company's goal, subject to timely software manufacturer support, is to complete the remediation efforts by June 1999. The costs incurred to date and expected to be incurred in the future related to the evaluation and remediation efforts are not material. Independent of the Year 2000 issue, over the last 16 months the Company has been engaged in an ongoing program to upgrade its information systems.

In September 1998, the Company commenced a testing and validation program of the information and business systems of certain of its foreign subsidiaries and its affiliates. The Company expects this program to be completed with respect to wholly owned affiliates by June 1999. Each affiliate is responsible for eval-uating and correcting its own computer systems.

The Company presently believes that, with conversions to new computer systems and modifications to existing software, the Year 2000 issue will not pose significant operational problems for the Company. However, if such conversions and modifications are not completed timely by the Company or any of its affiliates, or by significant third parties with whom the Company does business, such as communications and power providers, the Year 2000 issue could have a material impact on the operations of the Company.

The Company also has a program to determine whether its instrumentation products are Year 2000 compliant. The IMMULITE 2000 instrument, which the Company began shipping in March 1998, is Year 2000 compliant. The Company has determined that the IMMULITE One instrument is not Year 2000 compliant and has so informed the FDA. The software used in the IMMULITE One has a two-digit year field which must be changed to a four-digit field. As part of its routine, on-going software development, the Company is developing software for the IMMULITE One that will be Year 2000 compliant. The Company's goal is to be able to offer software and hardware upgrades to make the IMMULITE One Year 2000 compliant to its customers by March 31, 1999. The incremental costs incurred to date and expected to be incurred to upgrade the software are not material.

In addition to the software upgrades, some older instruments may require hardware modifications or replacements to make them Year 2000 compliant. The Company is working with its hardware vendors to be able to provide its customers with the necessary modifications or replacements. The Company is also providing customer support and customer satisfaction services to all of its customers regarding Year 2000 issues. The Company does not believe that costs related to hardware upgrades or replacements will be material.

While the Company currently expects that it will be able to bring the IMMULITE One into Year 2000 compliance on a timely basis, if the Company encounters unforeseen problems or delays it could be subject to legal claims (with or without merit), increased warranty costs, or customer dissatisfaction which could result in a material adverse effect on the Company's business, financial condition and results of operations.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope" and similar expressions) which are based upon Management's current expectations and speak only as of the date made. These forward looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward looking statements. These risks and uncertainties include the degree of customer demand for the Company's products, customer acceptance of the IMMULITE 2000 and other new products, the Company's ability to keep abreast of technological innovations, the risks inherent in the development and release of new products (such as delays, unforeseen costs and technical difficulties), competitive pressures, currency risks based on the relative strength or weakness of the U.S. dollar, health care regulation and cost containment measures, euro conversions, Year 2000 issues and political and economic instability in certain foreign markets.

PART II.   OTHER INFORMATION

ITEM 5.   OTHER INFORMATION.

SHAREHOLDER PROPOSALS

If a shareholder submits a proposal at the Company's annual meeting of shareholders to be held in May 1999 otherwise than pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 and does not provide notice of such proposal to the Company by February 10, 1999, the holders of any proxy solicited by the Company's board of directors for use at such meeting will have discretionary authority to vote with respect to such proposal as to which timely notice is not given.

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



        OCTOBER 28, 1998                       /s/  SIGI ZIERING
---------------------------------     ------------------------------------------
Date                                  Sigi Ziering, Ph.D., Chairman of the Board
                                                         Chief Executive Officer


        OCTOBER 28, 1998                       /s/ JULIAN R. BOCKSERMAN
---------------------------------     ------------------------------------------
Date                                        Julian R. Bockserman, Vice President
                                                         Chief Financial Officer