Form 10-K405
period 1998-12-31
DIAGNOSTIC PRODUCTS CORP
filed 1999-03-24
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the year ended December 31, 1998

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $279,000,000 as of February 26, 1999.

   The number of shares of Common Stock, no par value, outstanding as of February 26, 1999, was 13,676,129.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the proxy statement for the 1999 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

Diagnostic Products Corporation ("DPC" or the "Company") develops, manufactures and markets medical immunodiagnostic test kits which utilize state-of-the-art technology derived from immunology and molecular biology, and automated laboratory instruments which perform the tests. The Company's products are used by hospital, clinical, veterinary, research and forensic laboratories and doctors' offices to obtain precise and rapid identification and measurement of hormones, drugs, viruses, bacteria and other substances present in body fluids and tissues at infinitesimal concentrations. The principal clinical applications of the Company's more than 400 assays (tests) relate to the diagnosis and management of thyroid disorders, anemia, reproductive disorders, diabetes, allergies, bone metabolism, infectious diseases, substance abuse and certain types of cancer. The Company's kits are used for in vitro testing, meaning the tests are performed outside of the body, typically in a test tube. The Company, with its affiliated research and development and manufacturing facilities in the United Kingdom, Japan, Germany, China and Italy, markets its products through a national sales force and through a worldwide distribution network covering over 100 countries.

   Unless the context otherwise requires, the terms "DPC" and the "Company" include the Company's consolidated subsidiaries.

   For information regarding forward looking statements contained in this report and risks associated with the Company's business, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

IMMUNODIAGNOSTIC TEST KITS

DPC manufactures more than 400 immunodiagnostic test kits or "assays" which utilize various technologies to detect and measure substances in a patient's body fluids and tissues. The technologies used in DPC's assays include chemiluminescence, which is used in the DPC IMMULITE system; radioimmunoassay
(RIA), which uses double antibody, coated tube and IRMA formats; enzyme immunoassay (EIA), used in microplate and tube formats featuring a proprietary liquid technology for allergy; immunohistochemistry; immunofluorescence; and latex agglutination. Prior to 1992, DPC's core business was based on RIA technology, which utilizes radioisotopes to achieve high levels of test specificity and sensitivity. RIA tests are labor intensive and must be performed by skilled technicians. During the 1970's and early 1980's, the RIA market increased significantly, and the Company developed one of the most extensive lines of RIA kits available.

   In the 1980's, the market began to shift to non-isotopic systems based mainly on fluorescence (FIA) and enzyme (EIA) labels. Non-isotopic technologies have the advantages of longer shelf life, no safety issues associated with the use and disposal of radioactive materials, and ease of automation. Currently, non-isotopic systems account for approximately 90% of the market. DPC's major entry into this market was the IMMULITE system which uses assays based on chemiluminescence technology. As a result of the growth in sales of IMMULITE systems, sales of RIA products as a percentage of total sales have been steadily declining for several years, to 22% of sales in 1998.

   IMMULITE assays and instruments represented 46%, 54% and 63% of sales in 1996, 1997 and 1998. This upward trend is expected to continue. Because IMMULITE is a closed system (it will not perform other manufacturers' tests), one of the most important factors in the successful marketing of the IMMULITE system is the ability to offer a broad menu of assays which can be performed on the system. DPC believes that it has the most extensive menu offering of any automated instrument on the market, especially those tests that when grouped together constitute a decision-making panel for a specific disease state, such as thyroid and fertility. At December 31, 1998, DPC had 85 IMMULITE assays available in the international markets, of which 53 had been cleared for marketing by the FDA in the U.S. In addition, 32 of the most important assays on the newly developed second generation IMMULITE 2000 have been released for sale in the U.S. The Company's research and development activities continue to be focused on expanding the IMMULITE menu.

   DPC has concentrated on creating the most complete panels of tests for specific disease states. Many of these disease states represent high-volume opportunities in the marketplace, or unique and under-served disease categories that allow DPC to fill a market niche. Many of DPC's tests are available in both RIA and non-isotopic formats. Major clinical applications of DPC's test kits include:

   THYROID - The most frequent utilization of immunoassay techniques is for the determination and monitoring of thyroid function. The IMMULITE system has the advantage of having the most extensive and unique thyroid panel consisting of 12 tests.

   FERTILITY/INFERTILITY - DPC has been a longtime market leader in fertility and infertility assays due, in great part, to the high degree of difficulty in developing these challenging assays. To maintain its traditional advantage in this field, a total of 10 tests that fall in this category are currently available on the IMMULITE automated instrument.

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

   INFECTIOUS DISEASES - A relatively new area for DPC is the development of assays for the detection of infectious diseases, which is one of the fastest growing segments of immunoassays. The Company has developed 12 such assays on the IMMULITE system.

   ALLERGY - Allergy testing comprises a worldwide market of approximately $250 million with one company, Pharmacia-Upjohn, dominating the field for the last 30 years. DPC, with its unique patented liquid technology, has established itself as the second leading supplier of these test kits. DPC has approximately 300 tests for specific allergens (and panels) available in a semi-automated microplate format. In response to requests from European customers for complete automation of allergy tests, DPC has added the major large volume allergy screening assays to the IMMULITE menu, bringing full automation to 13 allergy tests and panels as of December 31, 1998. These include such unique assays as Latex and ECP assay, the latter an important tool for the diagnosis and management of asthma. In 1998, DPC decided to focus on continuing to convert key allergen panels to IMMULITE format and to discontinue work on a separate allergy system. Modifications to the IMMULITE 2000 will allow, for the first time, fully automated testing in walk-away mode.

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

   DPC commenced shipments of the next generation IMMULITE 2000 in the first quarter of 1998. The IMMULITE 2000 is a high speed analyzer with a throughput of up to 200 tests per hour which offers the medium to high-volume laboratory increased efficiency in streamlining its testing workload. The IMMULITE 2000 can run for a full 8-hour shift without the necessity of replenishing the on-board supplies. This increased throughput will allow DPC to participate in a higher volume segment of the market where the average reagent use per analyzer exceeds that of the original IMMULITE unit. The IMMULITE 2000 includes advanced features such as primary tube sampling and proprietary auto-dilution capability. The system can also be interfaced with robotic laboratory sample-handling systems and can be connected to the customer's computer for specification of the tests to be run on each sample as well as recording the results. Another innovative feature of the IMMULITE 2000 is a remote diagnostic capability which permits DPC's service facility to access any IMMULITE 2000 worldwide for the purpose of diagnosing system problems. The Company believes that the IMMULITE 2000 will complement the existing IMMULITE and extend its life cycle.

   In response to customers' needs, DPC is developing the IMMUGOLD, a smaller instrument which can provide test results within five minutes for point-of-care applications, such as at the hospital bed site, in intensive care units or in emergency rooms, where rapid results are critical. The IMMUGOLD will utilize innovative, patented proprietary technology which will offer a number of advantages over current immunodiagnostic technologies. The assays used in this system are homogeneous, eliminating the need for a wash step, which is common to other immunoassay systems. The biosensor and all necessary reagents are included in a single, self-contained cartridge. The hands-off nature of the technology makes it possible to design an inexpensive and simple to operate analyzer requiring minimal training. The Company expects to begin limited customer testing of this new system in late 1999.

   In addition to the IMMULITE family of products, DPC also manufactures and sells the following automated instruments:

   AlaSTAT Microplate Allergy System - This system consists of a variety of instruments which can be configured to provide the customer with varying degrees of automation and test capacity. A totally automated walk-away system consists of the MARK 5 robotic pipettor with BCR barcode reader, a computer with proprietary WinMAX software and a MAX automated microplate processor. This system can process up to 768 wells in microplate format in an 8-hour shift. The WinMAX software performs data reduction, manages patient data and interfaces with the customer's information system. The AlaSTAT system also offers a manual, low-cost allergy testing system for small volume testing.

   MARK 5 Robotic Pipettor - The MARK 5 is an open system which accommodates tubes or plates in a limitless range of pipetting applications, such as serial dilutions and multiple test combinations. The instrument uses four probes to process up to 600 samples per hour.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company devotes substantial resources to research and development to update and improve its existing products, as well as to develop new products. R&D capabilities in the United States include fully staffed departments in organic synthesis, biochemistry, antisera/ hybridoma, protein chemistry, molecular biology and infectious disease, method development, instrumentation and software. The Company also conducts research and development activities at facilities located in the United Kingdom, Germany, Japan (a 50%-owned joint venture), and Italy (through its 45%-owned subsidiary). During the years ended December 31, 1996, 1997 and 1998, the Company spent $17,758,000, $19,710,000 and
$22,342,000 on research and development, representing approximately 10%, 11% and 11% of sales.

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

   The IMMULITE system instrumentation is assembled at the Company's facility in New Jersey. Component parts, such as computer hardware, are supplied by original equipment manufacturers. The Company provides a one year warranty which covers parts and labor. The IMMULITE systems are certified by Underwriter's Laboratories Inc. (UL). The Company's and its distributors' technical service personnel install new units, train customers in the use of the system, and provide maintenance and service for the instrumentation.

   The EURO/DPC Instrumentation Division in the United Kingdom manufactures diagnostic instrumentation and develops associated software used in the allergy product lines. These instruments include the TipTech; the MARK 5, an automated pipettor; the MicroLite 3 pipetting aid; and the MARK 5 BCR barcode reader. Certain components of the IMMULITE instrument are also manufactured in Wales.

   Certain of the Company's instruments and software are manufactured by OEMs, including AlaSTAT Microplate instrumentation, gamma counters used with RIA tests, and spectrophotometers used with certain EIA tests. The Company is not dependent on any outside supplier and believes that alternate sources are readily available.

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

   The Company's products are sold on a world-wide basis through distributors in over 100 foreign countries. These distributors, including consolidated distributors, also sell other manufacturer's products which are not directly competitive with the Company's products. Foreign sales (including export sales, sales to non-consolidated foreign affiliates and sales of consolidated subsidiaries) represented approximately 80% of total sales in the last three fiscal years. Europe accounted for approximately 51%, 48%and 46% of total sales in 1996, 1997 and 1998 respectively. See Notes 5 and 12 of Notes to Consolidated Financial Statements for information regarding foreign operations.

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

PROPRIETARY AND OTHER RIGHTS

Substantially all of the Company's products are based on proprietary technologies and know-how. In 1998 the Company received notices that the U.S. Patent office intends to grant patents on the biosensor technology used in the IMMUGOLD instrument and on certain features of the IMMULITE 2000. The Company holds various U.S. and foreign patents including patents on the washing process used in the IMMULITE system which expire in 2009 and for its novel liquid-based amplification methodology which forms the basis of the AlaSTAT product lines. The Company also obtains licenses for chemical components and technologies used in certain of its assays.

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

GOVERNMENT REGULATION

The Company's business is affected by government regulations both in the United States and abroad, in particular Western Europe and Japan, aimed at containing the cost of medical services. These regulations have generally had the effect of inhibiting the growth rate of the immunodiagnostic industry.

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

   Manufacturers of immunodiagnostic tests and other clinical products intended for use as human diagnostics are governed by FDA regulations as well as regulations of state agencies and foreign countries. A new in vitro product that is "substantially equivalent" to one already on the market can generally be sold in the United States after it is cleared for marketing by the FDA. Most of the Company's products fall within the "substantially equivalent" category. Certain medically critical in vitro diagnostic products and totally new in vitro diagnostic products for which there are no equivalents on the market, must be cleared by the FDA after in-depth review which normally takes about two years prior to marketing. The Company's products can be marketed without regulatory clearance in most foreign countries. Japan and France have their own review procedures.

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

COMPETITION

The Company competes on a worldwide basis with a number of large corporations which sell diversified lines of products, including immunodiagnostic products, for laboratory, medical and hospital use, and which have substantially greater resources than the Company. There are currently over 30 domestic suppliers of immunodiagnostic kits. The Company's major competitors are broad-based health care companies such as Roche Diagnostics, Abbott Diagnostics (Abbott Laboratories), Bayer, Johnson & Johnson, and Pharmacia/Upjohn (Sweden). The Company believes that competition with respect to immunoassay tests is based on quality, service, product convenience and price, and that product innovation is an important source for change in market share.

   Many companies worldwide manufacture and sell automated immunodiagnostic systems. The Company's principal competitors are Abbott Diagnostics, Bayer and Roche Diagnostics. All of these companies are substantially larger and have greater resources than the Company. The principal competitive factors in automated systems are size of menu (the number of assays which can be performed on the system), ease of use, and price (equipment cost, service and reagent cost). The Company's IMMULITE system currently offers one of the widest menus of any automated system and the Company is focusing its development efforts on expanding this menu.

EMPLOYEES

As of December 31, 1998, the Company (including its consolidated subsidiaries) had 1601 employees, including 668 in manufacturing, 288 in research and development, 381 in marketing and sales and 264 in administration. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified technical and operational personnel.

ITEM 2. PROPERTIES

The following is a list of significant properties owned and leased by the Company and its consolidated subsidiaries as of December 31, 1998:

Location                            Size           Owned/Leased     Uses
-----------------------        ---------------     ------------     ---------------------------------
Los Angeles, California        116,000 sq. ft.       Leased(1)      Corporate offices, manufacturing,
                                                                    warehousing, distribution, and
                                                                    research and development

Los Angeles, California         48,000 sq. ft.       Owned          Adjacent to Corporate offices,
                                                                    manufacturing and warehousing

Gorman, California                  80 acres         Owned          Raw material processing

Randolph, New Jersey            38,500 sq. ft.       Leased(2)      Research, manufacturing and
                                                                    distribution

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

Apeldoorn, Netherlands          10,500 sq. ft.       Owned          Distribution

Breda, Netherlands               7,000 sq. ft.       Leased         Distribution

Madrid, Spain                   10,161 sq. ft.       Leased         Distribution

Melbourne, Australia            10,400 sq. ft.       Owned          Distribution

----------

   (1) Lease payments of $966,000 in 1998. Lease expires at December 31, 2002. See "Item 13. Certain Relationships and Related Transactions".

   (2) Annual lease payments of $244,000. Lease expires in 2002.

   In late 1998, the Company acquired land in The Netherlands and commenced construction of a 28,600 square foot building to replace the existing properties. Occupancy is scheduled for April 1, 1999. In 1999 the Company intends to purchase land in New Jersey on which it will build a new 80,000 square foot manufacturing facility for the IMMULITE instrumentation. The construction is expected to be completed by the time the current New Jersey lease expires. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." With these additions, the Company believes that its facilities will be adequate to meet its foreseeable needs.

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

   The following table sets forth the quarterly high and low price of the Company's Common Stock and quarterly dividends per share paid during 1998 and 1997.

                                      1998
                      --------------------------------------
                        High           Low          Dividend
                      ---------      -------        --------

First Quarter         $30 13/16      $26 1/2          $.12
Second Quarter         32 7/8         26 5/8           .12
Third Quarter          29 3/8         24 3/8           .12
Fourth Quarter         31 1/8         20 3/8           .12

                                       1997
                      --------------------------------------
                       High            Low          Dividend
                      ---------      -------        --------
First Quarter         $33 1/2        $25 1/2          $.12
Second Quarter         31 5/8         27 7/8           .12
Third Quarter          32 15/16       27 1/4           .12
Fourth Quarter         31 1/4         27 1/8           .12

As of February 26, 1999, the Company had 428 holders of record of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, except per Share Data)

INCOME STATEMENT DATA

                                                                Year Ended December 31,
                                          ----------------------------------------------------------------
                                            1994          1995          1996          1997          1998
                                          --------      --------      --------      --------      --------
Sales                                     $126,453      $159,649      $176,832      $186,264      $196,643
Net income                                  16,700        24,169        22,947        18,248        20,213
Earnings per share:

Basic                                         1.28          1.83          1.69          1.34          1.47
Diluted                                       1.20          1.75          1.65          1.32          1.46

Weighted average shares outstanding:

Basic                                       13,002        13,209        13,554        13,641        13,746
Diluted                                     13,902        13,847        13,926        13,876        13,881

Dividends per share                       $    .40      $    .46      $    .48      $    .48      $    .48

BALANCE SHEET DATA

                                                                     December 31,
                                          ----------------------------------------------------------------
                                            1994          1995          1996          1997          1998
                                          --------      --------      --------      --------      --------
Working capital                           $ 60,704      $ 70,539      $ 81,563      $ 83,031      $ 81,001
Total assets                               152,735       189,462       207,002       222,180       246,224
Shareholders' equity                       135,100       163,350       182,287       186,295       200,172

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

   Except for the historical information contained herein, this report and the following discussion in particular contain forward looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope" and similar expressions) which are based upon Management's current expectations and speak only as of the date made. These forward looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward looking statements. These risks and uncertainties include the degree of customer demand for the Company's products, customer acceptance of the IMMULITE 2000 and other new products, the Company's ability to keep abreast of technological innovations, the risks inherent in the development and release of new products (such as delays, unforeseen costs and technical difficulties), competitive pressures, currency risks based on the relative strength or weakness of the U.S. dollar, health care regulation and cost containment measures, Year 2000 issues and political and economic instability in certain foreign markets.

RESULTS OF OPERATIONS

   The Company's sales increased 6% in 1998 to $196.6 million compared to sales of $186.3 million in 1997, a 5% increase over 1996 sales. 1998 sales of all IMMULITE products (instruments and reagents) were $123.9 million, a 24% increase over 1997. Sales of IMMULITE products represented 63% of 1998 sales, 54% of 1997 sales and 46% of 1996 sales.

   1998 sales of the Company's original IMMULITE instrument, the IMMULITE One, and related reagents were $109.7 million, a 12% increase over 1997. Sales of IMMULITE One reagents were up 20% to $87.7 million, while instrument sales were down 16% to $18.3 million, reflecting the stage of the life cycle of the first generation IMMULITE One instrument which was introduced in 1993. The next generation IMMULITE 2000 instrument, which became commercially available in March 1998, had sales of $14.2 million in 1998. Sales of other DPC products, including allergy reagents, increased 23% to $18.7 million in 1998, compared to $15.2 million in 1997.

   The Company believes that sales growth in both 1997 and 1998 was restrained due to delays in the release of the IMMULITE 2000 and a longer than originally expected sales process for this instrument. The IMMULITE 2000 has a longer sales process than the IMMULITE One (four to six months compared to an average of 60 days) due to the higher sales price and because prospective customers were waiting to compare the IMMULITE 2000 with competitive systems which had not yet been released. The Company has also experienced a longer time delay between instrument placement and the ramp-up of reagent sales.

   As of December 31, 1998, 1997 and 1996, the Company had shipped on a cumulative basis approximately 4,000, 3,200 and 2,400 IMMULITE instruments, respectively. This installed base of instruments and an expanding test kit menu are expected to support continued growth in the coming years.

   Sales of the Company's mature RIA products declined approximately 13% in 1998, and represented 22% of 1998 sales compared to 26% of 1997 sales and 33% of 1996 sales. This trend is expected to continue. The Company also experienced a significant decrease in sales of non-DPC products through its consolidated international affiliates from $21.7 million in 1997 to $11.4 million in 1998, due to the discontinuation of non-DPC OEM products previously sold by those affiliates.

   Sales in Brazil accounted for approximately 11% of total sales in 1998, which was an increase of 22% over 1997. As a result of the devaluation of the Brazilian currency in January 1999, the Company's products are currently about 50% more expensive in Brazil than they were prior to the devaluation. As a result, the Company expects the devaluation to slow down the Company's rapid sales expansion in that country and to limit the earnings contribution from Brazil until the economy adjusts to the new currency exchange ratios. Sales to Asia, which represented less than 10% of total sales in 1998, declined approximately 7% compared to 1997, due to the economic instability of that region.

   Foreign sales as a percentage of total sales were approximately 80% in each of 1998, 1997 and 1996. Europe, the Company's principal foreign market, represented 46%, 48% and 51% of sales in 1998, 1997 and 1996, respectively. Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Based on comparative exchange rates in the immediately preceding year, the translation adjustments due to the strong U.S. dollar had a less than 1% negative impact on 1998 sales, compared to a 5% negative impact on 1997 sales and 1% negative impact on 1996 sales. Due to intense competition, the Company's foreign distributors are unable to increase prices to offset the negative effect when the U.S. dollar is strong.

   Cost of sales have remained stable at approximately 44% of sales in 1998 and 1997, and 43% of sales in 1996.

   Total operating expenses (selling, R&D, and G&A) as a percentage of sales decreased slightly from 43% in 1997 to 42% in 1998, reflecting the end of pre-launch expenses for the IMMULITE 2000 and modest operating leverage. Such expenses represented 40% of sales in 1996. The increase in 1997 over 1996 related to development and marketing of the IMMULITE line, currency exchange transaction losses in 1997, and start-up costs of the French distributor. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired and minority interest.

   Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount decreased 7% in 1998 and 15% in 1997 primarily due to reduced earnings by the Italian distributor.

   Net interest income represents the excess of interest income and interest on equipment contracts over interest expense. Net interest income declined 52% in 1998 and 54% in 1997 due to increased borrowings.

   The Company's effective tax rate (28% in 1998; 29% in 1997 and 28% in 1996) includes Federal, state and foreign taxes.

   Net income for 1998 (10% of sales) increased 11% over 1997 (10% of sales) due to lower operating expenses as a percentage of sales and less of a negative impact from foreign currency transaction and translation adjustments. Net income for 1997 decreased 20% from 1996 net income (13% of sales) due to the effects of the strong U.S. dollar, costs and expenses related to the launch of the IMMULITE 2000 and start-up costs and operating losses associated with the French distributor.

LIQUIDITY

   The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flow from operating activities was $33.2 million in 1998, $28.7 million in 1997 and $18.7 million in 1996. Additions to property, plant and equipment in 1998 were $11.2 million compared to $10.5 million in 1997 and $8 million in 1996. The increase in 1997 was due to the expansion of the German affiliate. Cash used for the placement of IMMULITE systems under sales-type and operating leases (for periods of generally three to five years) increased 44% from $11.6 million in 1997 to $16.7 million in 1998, reflecting increased placements of IMMULITE instruments.

   In late 1998, the Company acquired land in the The Netherlands and commenced construction of a 28,600 square foot building to replace the existing properties. The total cost of the land and building is estimated to be $2.4 million. Occupancy is scheduled for April 1, 1999. The Company expects to purchase land in New Jersey in 1999 at a cost of approximately $2.8 million. The Company plans to construct an 80,000 square foot manufacturing facility on this property over the next several years at a cost of approximately $5 million. The Company has no other material commitments for capital expenditures in 1999.

   The Company has a $20 million unsecured line of credit under which there were no borrowings outstanding at December 31, 1998, 1997 and 1996. Standby letters of credit under the line of credit totaled $3,125,000 at December 31, 1997 and $2,045,000 at December 31, 1998. The Company had notes payable (consisting of bank borrowings by the Company's foreign consolidated subsidiaries payable in the local currency which are guaranteed by the U.S. parent company) of $21.2 million at December 31, 1998 compared to $15.5 million at December 31, 1997 and $4 million at December 31, 1996. The terms of the loans are described in Note 6 of the Notes to Consolidated Financial Statements.

   The Company's foreign operations, particularly, at this time, its operations in Brazil, are subject to risks, such as currency devaluations, associated with political and economic instability.

   The Company has paid a quarterly cash dividend of $.12 per share since 1995.

   On October 14, 1998 the Company announced a plan under which it could repurchase up to 1 million shares of its common stock from time to time in open market transactions. At December 31, 1998 the Company had repurchased 208,288 shares at a cost of $4,304,000. The Company utilized existing cash to finance the purchases.

EURO CONVERSION

   The Company has significant sales to European countries (the "participating countries") which began converting to a common legal currency (the "euro") on January 1, 1999. During the transition period of January 1, 1999 to January 1, 2002, public and private parties may pay for goods and services using either the euro or the local currency. During the transition period, conversion rates will not be computed directly from one local currency to another. Instead, local currencies will be converted first to a euro denomination and then to the second local currency.

   The Company is in the early stages of assessing the potential impact of the euro conversion on its business and operations. The Company has created a price list of its products in each participating country based on the euro to facilitate purchases in euro or local currency. The Company is also reviewing its information and business systems, and those of its European affiliates, to determine the modifications that will be necessary to process orders in the euro currency. Due to the existence of many unknown variables at this early stage, it is not at this time possible for the Company to predict the precise implications of the euro conversion on its operations.

YEAR 2000

   The Company has a program to address Year 2000 readiness of its information and business systems. This program is more than half-way completed. The Company has tested all critical systems and has performed routine testing of work stations. Work stations that require corrective software have been identified and the Company's goal, subject to timely software manufacturer support, is to complete the remediation efforts by July 1999. The costs incurred to date and expected to be incurred in the future related to the evaluation and remediation efforts are not material. Independent of the Year 2000 issue, over the last 16 months the Company has been engaged in an ongoing program to upgrade its information systems.

   The Company has instituted a comprehensive vendor/supplier compliance verification program to assure that the Company will have an uninterrupted supply of goods, services and materials. The Company has requested compliance verification from all vendors/suppliers and will require compliance verification from those deemed critical or significant to its operations.

   The Company presently believes that, with modifications to existing software, the Year 2000 issue will not pose significant operational problems for the Company or its affiliates. However, if such modifications are not completed timely by the Company or any of its affiliates, or by significant third parties with whom the Company does business, such as communications and power providers, the Year 2000 issue could have a material impact on the operations of the Company. The Company maintains business continuity plans in all major sites to deal with potential business interruptions that could occur as a result of power or communications failures.

   The Company also has a program to determine whether its instrumentation products are Year 2000 compliant. The Company's website contains a regularly updated product compliance status page which customers can access to obtain information regarding the compliance status of their DPC products. The Company is also providing customer support and customer satisfaction services to all of its customers regarding Year 2000 issues. The IMMULITE 2000 instrument, which the Company began shipping in March 1998, is Year 2000 compliant. The Company has determined that the IMMULITE One instrument is not Year 2000 compliant and has so informed the FDA. The software used in the IMMULITE One has a two-digit year field which must be changed to a four-digit field. As part of its routine, on-going software development, the Company is developing software for the IMMULITE One that will be Year 2000 compliant. The Company's goal is to be able to offer to its customers software and hardware upgrades to make all its products compliant by June 30, 1999. A relatively few older products are not compliant and will not be upgraded due to obsolescence. The costs incurred to date and expected to be incurred to upgrade products are not material.

   While the Company currently expects that it will be able to bring its own systems and products into Year 2000 compliance on a timely basis, if the Company encounters unforeseen problems or delays it could be subject to legal claims (with or without merit), increased warranty costs, or customer dissatisfaction which could result in a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to certain market risks arising from transactions in the normal course of its business, principally risk associated with interest rate and foreign currency fluctuations.

INTEREST RATE RISK

    The Company periodically invests its excess cash in short-term high-quality commercial paper. At December 31, 1998, the Company had $12,500,000 invested in such securities with yielding an average annual return of 5.23%. The average maturity of these investments is less than one month.

   Additionally, the Company has debt obligations at its foreign subsidiaries that have fixed interest rates and mature on various dates. Substantially all of the Company's debt obligations are denominated in European currencies. The table below presents principal cash flows and related interest rates by fiscal year of maturity:

NOTES PAYABLE INFORMATION DECEMBER 31, 1998 (Dollars in Thousands)

                                                          Expected Year of Maturity                                  Fair Value
                                  -------------------------------------------------------------------------------   December 31,
                                   1999        2000        2001        2002        2003     Thereafter     Total       1998
                                  ------      ------      ------      ------      ------    ----------    -------   ------------
Germany - Mark:
  Variable rate notes payable     $2,644      $1,447      $1,397      $1,347      $1,347      $4,145      $12,327     $12,327
  Average interest rate              5.0%        5.0%        5.0%        4.9%        4.9%        4.9%

France - Franc:
  Fixed rate notes payable         1,777         963         209         170         113                    3,232       3,400
  Average interest rate              5.0%        5.0%        7.0%       12.0%       12.0%

Netherlands - Guilder:
  Fixed rate notes payable            45          90          90          90          90       1,576        1,981       1,990
  Average interest rate              5.0%        5.0%        5.0%        5.0%        5.0%        5.0%

Spain - Peseta:
  Fixed rate notes payable           920         189         199         209         219         329        2,065       2,130
  Average interest rate              5.0%        5.0%        5.0%        5.0%        5.0%        5.0%

FOREIGN CURRENCY RISK

   The Company may periodically enter into foreign currency contracts in order to manage or reduce foreign currency market risk. The Company's policies do not permit active trading of or speculation in, derivative financial instruments. The Company's policy is to hedge major foreign currency cash exposures through foreign exchange forward contracts. The Company enters into these contracts with only major financial institutions, which minimizes its risk of credit loss. A discussion of the Company's primary mar-ket risk exposures and the management of those exposures is presented below.

   The Company generates revenues and costs that can fluctuate with changes in foreign currency exchange rates when transactions are denominated in currencies other than the local currency. The Company manufactures its products principally in the United States and the United Kingdom, and sells product to distributors, many of which are owned by the Company, throughout the world. Products sold from the United States are denominated in US dollars and products sold from the United Kingdom are denominated in pound sterling. The distributors in turn have foreign currency risk related to their product purchases. Many of the Company's owned distributors purchase forward currency contracts to offset currency exposures related to these purchase commitments.

   The table below provides information as of December 31, 1998 concerning the Company's forward currency exchange contracts related to certain commitments of its subsidiaries denominated in foreign currencies. The table presents the contractual amount, the weighted-average expiration date, the weighted-average contract exchange rates and the fair value for its currency contracts outstanding. Foreign Currency Exchange Contracts Outstanding December 31, 1998

                                                                                (000's)
                                         (000's)                              U.S. Dollar
                                       U.S. Dollar     Weighted-Average       Fair Value at        Weighted-
                                       Amount Buy      Forward Contract        December 31,         Average
                   Local Currency        (Sell)      Rate per U.S. Dollar         1998           Maturity Date
                   --------------      -----------   --------------------     -------------      -------------
Contracts for
Purchase of U.S.
Dollars:

                   Deutsche Mark          $12,000          1.62 DEM              $11,730         July 29, 1999
                   Dutch Guilder            5,400          1.86 NLG                5,325         June 30, 1999
                   Spanish Peseta           1,500         136.6 ESP                1,452         June 30, 1999
                   French Franc               500          5.49 FRF                  493         February 11, 1999

                                                                                (000's)
                                         (000's)                              U.S. Dollar
                                       U.K. Pound      Weighted-Average       Fair Value at        Weighted-
                                       Amount Buy       Forward Contract       December 31,         Average
                   Local Currency        (Sell)       Rate per U.K. Pound         1998           Maturity Date
                   --------------      -----------   --------------------     -------------      -------------
Contracts for
Purchase of
U.K. Pounds:

                   French Franc          L. 349            9.22 FRF                574            May 22, 1999

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 for a listing of the consolidated financial statements and supplementary data filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The required information is hereby incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Officers" of the Company's Proxy Statement for the 1999 Annual Shareholders Meeting.

ITEM 11. EXECUTIVE COMPENSATION

The required information is hereby incorporated herein by reference to the sections entitled "Election of Directors-Compensation of Directors", "Executive Compensation" and "Compensation and Stock Option Committee Interlocks and Insider Participation and Related Translactions" of the Company's Proxy Statement for the 1999 Annual Shareholders Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information is hereby incorporated herein by reference to the section entitled "Ownership of Common Stock" of the Company's Proxy Statement for the 1999 Annual Shareholders Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is hereby incorporated herein by reference to the section entitled "Compensation and Stock Option Committee Interlocks and Insider Participation and Related Transactions" of the Company's Proxy Statement for the 1999 Annual Shareholders Meeting.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of Report:

    1. Financial Statements:

            Independent Auditors' Report

            Consolidated Balance Sheets as of December 31, 1997, and 1998.

            Consolidated Statements of Income for the three years ended December 31, 1998.

            Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1998.

            Consolidated Statements of Cash Flows for the three years ended December 31, 1998.

            Notes to Consolidated Financial Statements

    2. Supplementary Financial Data.

    3. Exhibits - See "Exhibit Index" which appears after the signature page of this report.
(b) Reports on Form 8-K - None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of Diagnostic Products Corporation and its subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnostic Products Corporation and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 18, 1999

                           CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

                                                              DECEMBER 31,
                                                      ---------------------------
                                                         1997             1998
                                                      ----------       ----------
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                           $   20,372       $   18,650
  Accounts receivable--net of allowance
    for doubtful accounts of $131 and $136                45,798           50,440
  Inventories                                             49,038           54,078
  Prepaid expenses and other current assets                  405              580
  Deferred income taxes                                    3,303            3,305
                                                      ----------       ----------
  Total current assets                                   118,916          127,053

PROPERTY, PLANT AND EQUIPMENT:

  Land and buildings                                      30,854           35,878
  Machinery and equipment                                 50,005           60,196
  Leasehold improvements                                   7,075            7,135
  Construction in progress                                   736              351
                                                      ----------       ----------
  Total                                                   88,670          103,560
  Less accumulated depreciation and amortization          41,576           49,348
                                                      ----------       ----------
  Property, plant and equipment -- net                    47,094           54,212
SALES-TYPE AND OPERATING LEASES                           26,875           33,372
DEFERRED INCOME TAXES                                      1,442            2,005
INVESTMENTS IN AFFILIATED COMPANIES                       13,905           15,509

EXCESS OF COST OVER NET ASSETS ACQUIRED --
  Net of amortization of $7,368 and $8,478                13,948           14,073
                                                      ----------       ----------
TOTAL ASSETS                                          $  222,180       $  246,224
                                                      ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                       $   15,547       $   21,178
  Accounts payable                                        14,562           15,306
  Accrued liabilities                                      5,986            6,218
  Income taxes payable                                      (210)           3,350
                                                      ----------       ----------
  Total current liabilities                               35,885           46,052
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common Stock-no par value, authorized
    30,000,000 shares at December 31,
    1997 and 1998; outstanding 13,717,072
    shares and 13,661,594 shares                          38,527           37,531
  Retained earnings                                      159,278          172,900
  Accumulated other comprehensive income                 (11,510)         (10,259)
                                                      ----------       ----------
Total shareholders' equity                               186,295          200,172
                                                      ----------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  222,180       $  246,224
                                                      ==========       ==========

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per Share Data)


                                                   Year Ended December 31,
                                          -----------------------------------------
                                             1996            1997            1998
                                          ---------       ---------       ---------
SALES                                     $ 176,832       $ 186,264       $ 196,643
                                          ---------       ---------       ---------

COSTS AND EXPENSES:
  Cost of sales                              76,698          83,078          87,068
  Selling                                    35,135          37,520          37,757
  Research and development                   17,758          19,710          22,342
  General and administrative                 18,605          22,258          22,856
  Equity in income of affiliates             (1,605)         (1,363)         (1,262)
  Interest income-net                        (1,486)           (687)           (331)
                                          ---------       ---------       ---------
  Total costs and expenses                  145,105         160,516         168,430
                                          ---------       ---------       ---------
INCOME BEFORE INCOME TAXES                   31,727          25,748          28,213
PROVISION FOR INCOME TAXES                    8,780           7,500           8,000
                                          ---------       ---------       ---------
NET INCOME                                $  22,947       $  18,248       $  20,213
                                          =========       =========       =========

EARNINGS PER SHARE:

  BASIC                                   $    1.69       $    1.34       $    1.47
  DILUTED                                      1.65            1.32            1.46

WEIGHTED AVERAGE SHARES OUTSTANDING:

  BASIC                                      13,554          13,641          13,746
  DILUTED                                    13,926          13,876          13,881

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in Thousands)

                                                       Common Stock
                                                   ----------------------   Retained        Accumulated Other      Comprehensive
                                                     Shares       Amount    Earnings       Comprehensive Income        Income
                                                   ----------     -------   --------       --------------------    --------------
Balance, January 1, 1996                           13,524,051     $35,179   $131,136             $(2,965)

Comprehensive income:

   Net income                                                                 22,947                                    $22,947
   Other comprehensive income
   Foreign currency translation adjustment                                                         1,089                  1,089
                                                                                                                        -------
Total comprehensive income                                                                                              $24,036
                                                                                                                        =======
Issuance of shares upon exercise
   of stock options                                    73,073       1,405
Cash dividends ($.48 per share)                                               (6,504)
                                                   ----------      ------   --------            --------
BALANCE, DECEMBER 31, 1996                         13,597,124      36,584    147,579              (1,876)

Comprehensive income:
   Net income                                                                 18,248                                    $18,248
   Other comprehensive income
   Foreign currency translation adjustment                                                        (9,634)                (9,634)
                                                                                                                        -------
Total comprehensive income                                                                                              $ 8,614
                                                                                                                        =======
Issuance of shares upon exercise
   of stock options                                   119,948       1,943
Cash dividends ($.48 per share)                                               (6,549)
                                                   ----------      ------   --------            --------
BALANCE, DECEMBER 31, 1997                         13,717,072      38,527    159,278             (11,510)
Comprehensive income:
   Net income                                                                 20,213                                    $20,213
   Other comprehensive income
   Foreign currency translation adjustment                                                         1,251                  1,251
                                                                                                                        -------
Total comprehensive income                                                                                              $21,464
                                                                                                                        =======
Issuance of shares upon exercise
   of stock options                                   152,810       3,308
Repurchase and cancellation of shares                (208,288)     (4,304)
Cash dividends $(.48 per share)                                               (6,591)
                                                   ----------     -------   --------            --------
BALANCE, DECEMBER 31, 1998                         13,661,594     $37,531   $172,900            $(10,259)
                                                   ==========     =======   ========            =========

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

                                                                Year Ended December 31,
                                                         --------------------------------------
                                                           1996           1997           1998
                                                         --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                            $ 22,947       $ 18,248       $ 20,213
    Adjustments to reconcile net income to net cash
      flows from operating activities:
      Depreciation and amortization                        14,440         15,270         19,364
      Equity in undistributed income of
         unconsolidated affiliates                         (1,906)         1,761         (1,604)
      Deferred income taxes                                   216          1,690           (565)
      Accounts receivable                                  (5,373)        (2,543)        (3,426)
      Inventories                                          (6,956)        (7,475)        (4,165)
      Prepaid expenses and other current assets               (17)           (30)          (175)
      Accounts payable                                     (3,490)         3,375           (264)
      Accrued liabilities                                     349            (71)           232
      Income taxes payable                                 (1,767)        (1,725)         3,288
      Income tax benefit received upon exercise
       of certain stock options                               294            150            300
                                                         --------       --------       --------
   Net cash flows from operating activities                18,737         28,650         33,198

CASH FLOWS FROM (USED FOR)
INVESTING ACTIVITIES:

    Additions to property, plant and equipment             (8,010)       (10,542)       (11,174)
    Sales-type and operating leases                       (11,923)       (11,572)       (16,687)
    Investment in affiliated companies                       (481)           (46)        (2,612)
                                                         --------       --------       --------
  Net cash from (used for) investing activities           (20,414)       (22,160)       (30,473)

CASH FLOWS FROM (USED FOR)
FINANCING ACTIVITIES:

    Borrowing                                               4,086          9,021          3,685
    Repurchase of common stock                             (4,304)
    Proceeds from exercise of stock options                 1,111          1,793          3,008
    Cash dividends paid                                    (6,504)        (6,549)        (6,591)
                                                         --------       --------       --------
  Net cash from (used for) financing activities            (1,307)         4,265         (4,202)
EFFECT OF EXCHANGE RATE
CHANGES ON CASH                                               246         (4,164)          (245)
                                                         --------       --------       --------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                       (2,738)         6,591         (1,722)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                                       16,519         13,781         20,372
                                                         --------       --------       --------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                           $ 13,781       $ 20,372       $ 18,650
                                                         ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

  Cash paid during the year for income taxes             $  9,863       $  7,202       $  6,035
  Cash paid during the year for interest                 $    225       $    797       $  1,824
                                                         ========       ========       ========

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

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1997 and 1998 is $14,500,000 and $12,500,000 of
short-term commercial paper.

INVENTORIES

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FOREIGN EXCHANGE INSTRUMENTS

The Company hedges specific foreign currency exposures by purchasing foreign exchange contracts. Such foreign exchange contracts are generally entered into by the Company's European subsidiaries. The subsidiaries purchase forward dollar contracts to hedge firm commitments to acquire inventory for resale. The Company does not engage in speculation. The Company's foreign exchange contracts do not subject the Company to exchange rate movement risk as any gains or losses on these contracts are offset by gains or losses on the transactions being hedged. The foreign exchange contracts have varying maturities which generally do not exceed one year. At December 31, 1997 and 1998, the Company had approximately $8,950,000 and $19,900,000 of foreign exchange contracts outstanding, the carrying value of which does not differ significantly from their fair value.

REVENUE RECOGNITION

The Company recognizes sales of its instruments and kits upon shipment to the customer. Service contract revenue is recognized over the related contract life.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

Deferred income taxes represent the tax consequences on future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes requirements for recording and reporting derivative financial instruments including hedging transactions and is effective for financial statements issued for periods after June 15, 1999. The Company is in the process of evaluating the impact, if any, that will result from implementing SFAS No. 133.

NOTE 2 - BUSINESS ACQUISITIONS

   As of March 1, 1996, the company acquired a 50% equity interest in D.P. C. -
N. Tsakiris S.A., the Company's Greek distributor.

   As of April 1, 1997, the Company acquired a 100% interest in DPC France, SAS, the Company's French distributor for the IMMULITE product line.

   As of January 1, 1998, the Company acquired a 100% interest in Diagnostic Products DPC Norway, AS, the Company's Norwegian distributor.

   As of July 1, 1998, the Company's Brazilian distributor acquired a majority interest in DPC Medlab Centroamerica S.A., the Company's distributor in Costa Rica, Honduras, El Salvador, Guatemala and Panama.

NOTE 3 - INVENTORIES

Inventories by major categories are summarized as follows:

(Dollars in Thousands)

                                        December 31,
                                   ---------------------
                                     1997          1998
                                   -------       -------
Raw materials                      $17,814       $19,235
Work in process                     18,073        19,317
Finished goods                      13,151        15,526
                                   -------       -------
                                   $49,038       $54,078
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Sales-type and operating leases are summarized as follows:

(Dollars in Thousands)

                                                  December 31,
                                              --------------------
                                               1997         1998
                                              -------      -------
Sales-type leases                             $ 4,441      $ 3,390

Operating leases                               45,477       64,172
   Less accumulated amortization               23,043       34,190
                                              -------      -------
   Net                                         22,434       29,982
                                              -------      -------
Total                                         $26,875      $33,372
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

   The following represents condensed financial information for all of the Company's investments in non-consolidated affiliated companies and its joint venture in Japan, and the results of their operations.

(Dollars in Thousands)

                                                       December 31,
                                         ---------------------------------------
                                          1996            1997            1998
                                         -------         -------         -------
Current assets                           $45,764         $43,726         $48,609
Property and other assets                 40,587          34,498          39,244
                                         -------         -------         -------
Total assets                             $86,351         $78,224         $87,853
                                         =======         =======         =======
Current liabilities                      $34,945         $36,754         $43,199
Non-current liabilities                   19,998          18,292          24,065
Shareholders' equity                      31,408          23,178          20,589
                                         -------         -------         -------
Total liabilities and
  shareholders' equity                   $86,351         $78,224         $87,853
                                         =======         =======         =======
Sales                                    $63,340         $60,501         $62,227
                                         =======         =======         =======
Net income                               $ 2,507         $   804         $   470
                                         =======         =======         =======

   The Company had sales to non-consolidated affiliates of $21,409,000 in 1996, $21,993,000 in 1997, and $22,318,000 in 1998 including sales to one affiliate (Italy) of $11,251,000 in 1996, $11,352,000 in 1997, and $11,889,000 in 1998.

   Included in the Company's accounts receivable are trade receivables from non-consolidated affiliates of $7,124,000 at December 31, 1997 and $5,766,000 at December 31, 1998.

   The Company's cumulative equity in undistributed earnings of non-consolidated affiliated companies at December 31, 1998 is $12,523,000. Additional income taxes payable on earnings of foreign affiliates, if remitted, would be substantially offset by U.S. tax credits for foreign taxes paid.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6 - NOTES PAYABLE

   Notes payable consist of borrowings by certain of the Company's foreign subsidiaries and are payable in the subsidiaries' local currency. The notes are summarized as follows:

(Dollars in Thousands)

                                                                   December 31,
                                                              ----------------------
                                                                1997          1998
                                                              --------      --------
Notes payable to a bank in Germany, at an average
interest rate of approximately 5%, payable through 2006       $ 11,318      $ 12,327

Notes payable to a bank in France, at an interest rate
of approximately 7%, payable through 2003                        3,290         3,232

Notes payable to a bank in Spain at an interest rate
of approximately 5% payable through 2004                                       2,065

Notes payable to a bank in the Netherlands at an
interest rate of approximately 5.7% payable through 2019                       1,981

Other                                                              939         1,573
                                                              --------      --------
  Total                                                       $ 15,547      $ 21,178
                                                              ========      ========

Aggregate future maturities of long-term debt outstanding at December 31, 1998 are $6,260,000 in 1999, $2,761,000 in 2000, $1,952,000 in 2001, $1,849,000 in
2002, $1,802,000 in 2003, and $6,554,000 thereafter. Interest expense was $225,000 in 1996, $797,000 in 1997 and $ 1,824,000 in 1998.

NOTE 7 - PENSION AND PROFIT SHARING PLANS

The Company has a defined contribution money purchase pension plan covering substantially all U.S. employees over 21 years of age. Contributions under the pension plan are made annually in an amount equal to 10% of the compensation of all participants for such year. Contributions to the pension plan were $2,202,000 in 1996, $2,365,000 in 1997, and $2,484,000 in 1998.

   The Company has a defined contribution profit sharing plan covering substantially all U.S. employees over 21 years of age. Contributions under the profit sharing plan for any year are made at the discretion of the Board of Directors of the Company, but not in excess of 15% of the compensation of all participants for such year. There were no contributions in 1996, 1997 or 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The provision for income taxes is summarized as follows:

(Dollars in Thousands)

                                                   Year Ended December 31,
                                               --------------------------------
                                                1996        1997         1998
                                               ------      ------      --------
CURRENT:
  Federal                                      $6,157      $3,992      $  5,937
  State                                           730         708           421
  Foreign                                       1,677       1,110         2,207
  Deferred federal and
  state income taxes                              216       1,690          (565)
                                               ------      ------      --------
Total provision for income taxes               $8,780      $7,500      $  8,000
                                               ======      ======      ========

Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:

(Dollars in Thousands)

                                                               December 31,
                                                          ----------------------
                                                            1997           1998
                                                          --------        ------
State income taxes                                        $    247        $  147
DPC Cirrus' net operating losses                               639            62
Inventory                                                    2,363         2,520
Depreciation                                                   923           990
DPC Cirrus' research and development
  credit carry forwards                                        841         1,081
Other                                                         (268)          510
                                                          --------        ------
  Total                                                   $  4,745        $5,310
                                                          ========        ======

    Included in the net deferred income taxes shown on the consolidated balance sheets for 1998 and 1997 are deferred income tax assets of $5,348,000 and $4,814,000 and deferred income tax liabilities of $38,000 and $69,000.

    A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

(Dollars in Thousands)

                                                                Year Ended December 31,
                                                 ------------------------------------------------------
                                                   1996        %       1997      %        1998      %
                                                 --------    ----    -------    ----    -------    ---
Provision for income taxes at statutory rate     $ 11,104      35    $ 9,012      35    $ 9,875     35
State income taxes, net of federal tax benefit        397       1        456       2       (141)    (1)
Foreign income subject to tax other than
    federal statutory rate                           (487)     (2)        40     (35)
Non-taxable earnings of FSC                        (1,073)     (3)      (952)     (4)      (943)    (3)
Research and development tax credit                  (188)   (403)        (2)   (866)        (3)
Net foreign tax credit                               (244)     (1)      (566)     (2)      (195)    (1)
Equity in income of affiliates                       (562)     (2)      (477)     (2)      (442)    (2)
Other                                                (167)    390          2     747          3
                                                 --------    ----    -------    ----    -------    ---
Provision for income taxes                       $  8,780      28    $ 7,500      29    $ 8,000     28
                                                 ========    ====    =======    ====    =======    ===

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An income tax benefit during 1998, 1997 and 1996 related to the exercise or early disposition of certain stock options reduced income taxes currently payable by $300,000, $150,000 and $294,000 and was credited directly to shareholders' equity.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company has a noncancelable operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of two officers/shareholders of the Company and their four children, who are also shareholders and one of whom is an officer and a director. The agreement extends through December 31, 2002. Approximately $879,000 in 1996, $879,000 in 1997, and $966,000 in 1998 was
paid under the facility lease agreement.

   DPC Cirrus has entered into a noncancelable operating lease for its Randolph, New Jersey manufacturing facility. The agreement extends through November 30, 2002, with a five-year renewal option. Future minimum lease commitments as of December 31, 1998 for both leases are as follows:

(Dollars in Thousands)

                                  1999      2000      2001     2002     Total
                                 ------    ------    ------   ------   ------
                                 $1,210    $1,210    $1,210   $1,190   $4,820

Rental expense under operating leases approximated $1,783,000 in 1996, $2,187,000 in 1997, and $2,673,000 in 1998.

   The Company has a supply contract with a vendor for chemical compounds which are key components in the IMMULITE system. The Company has agreed to guaranty the vendor's minimum payment obligations to another company in the annual amount of $600,000 through 2004.

NOTE 10 - EARNINGS PER SHARE

Earnings per share ("EPS") is presented in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the income statements presented herein.

(Shares in Thousands)

                                                    Year Ended December 31,
                                                --------------------------------
                                                 1996         1997         1998
                                                ------       ------       ------
Basic                                           13,554       13,641       13,746
Assumed exercise of stock options                  372          235          135
                                                ------       ------       ------
Diluted                                         13,926       13,876       13,881
                                                ======       ======       ======

Net income as presented in the consolidated income statement is used as the numerator in the EPScalculation for both the basic and diluted computations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTION PLANS

   Under the Company's stock option plans, incentive stock options may be granted and are exercisable at prices not less than 100% of the fair market value on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the Company). Additionally under the plans, non-qualified stock options may be granted and are exercisable at prices not less than 85% of fair market value at the date of grant. Options become exercisable after one year in installments (3 to 9 years) and may be exercised on a cumulative basis at any time before expiration. Options expire no later than ten years from the date of grant.

   In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yield of 1.6%, risk-free interest rate of from 4.4% to 5.9% and expected option life of 3 to 10 years. Expected volatility was assumed to be 22.7% in 1996, 38.6% in 1997 and 36.9% in 1998. Forfeiture rate was assumed to be 16.4% in 1996 and 5% in 1997 and 1998.

                                                        Weighted        Weighted
                                       Number            Average         Average
                                          of            Exercise            Fair
                                       Shares              Price           Value
                                    ---------           --------         -------
Options outstanding,
   December 31, 1995
   (315,562 exercisable)             959,610             $21.79
Granted                              104,500              33.36           10.35
Exercised                            (53,073)             16.22
Canceled                             (29,524)             25.47
                                    --------
Options outstanding,
   December 31, 1996
   (379,453 exercisable)             981,513              23.21
Granted                              413,500              29.46           13.79
Exercised                           (119,948)             14.94
Canceled                             (54,525)             27.91
                                    --------
Options outstanding,
   December 31, 1997
   (349,656 exercisable)           1,220,540              25.92
Granted                              222,000              26.83           10.87
Exercised                           (152,810)             19.69
Canceled                             (66,540)             30.46
                                    --------
Options outstanding,
   December 31, 1998
   (350,373 exercisable)           1,223,190              26.62

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following table summarizes information about stock options outstanding at December 31, 1998:

                                    Weighted     Weighted                    Weighted
     Range of         Number         Average      Average         Number      Average
     Exercise    Outstanding       Remaining     Exercise    Exercisable     Exercise
       Prices    at 12/31/98            Life        Price    at 12/31/98        Price
 -----------     -----------      ----------      -------    -----------     ---------
 $10.00-19.99         67,400      5.00 years       $18.41         29,000       $18.39
  20.00-29.99        969,290      6.74 years        25.54        215,873        22.48
  30.00-39.99        230,500      4.55 years        34.26        104,700        33.38
  40.00-49.99          6,000      4.97 years        41.33            800        41.88

   At December 31, 1998 the Company had a non-qualified option outstanding for 50,000 shares under a separate agreement at an exercise price of $30.75 per share.

   Pursuant to the plans and the separate agreement, 1,722,190 shares of common stock are reserved for issuance upon the exercise of options.

   As permitted by SFAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

(Dollars in Thousands, except per Share Data)

                                                 1996         1997         1998
                                               --------     --------     --------
Net income as reported                         $ 22,947     $ 18,248     $ 20,213
Compensation expense from
  stock options                                      89          318          740
                                               --------     --------     --------
Net income adjusted                            $ 22,858     $ 17,930     $ 19,473
Adjusted earnings per share-diluted            $   1.64     $   1.29     $   1.40

This proforma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

NOTE 12 - SEGMENT AND PRODUCT LINE INFORMATION

   The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment as defined under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufacturers its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Australia, China, Brazil, Uruguay, Venezuela, Costa Rica, Honduras, El Salvador, Guatemala and Panama.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

                                                 Year Ended December 31,
                                        ----------------------------------------
                                          1996            1997            1998
                                        --------        --------        --------
Sales:
  IMMULITE                              $ 80,490        $100,127        $123,861
  Radioimmunoassay ("RIA")                57,673          48,936          42,565
  Other                                   38,669          37,201          30,217
                                        --------        --------        --------
                                        $176,832        $186,264        $196,643
                                        ========        ========        ========

The Company is organized and managed by geographic area. Transactions between geographic segments are accounted for as normal sales for internal reporting and management purposes with all intercompany amounts eliminated in consolidation. Sales are attributed to geographic area based on the location from which the instrument or kit is shipped to the customer. Information reviewed by the Company's chief operating decision maker on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements and is as follows: (Dollars in Thousands) December 31, 1998

(Dollars in Thousands)

                                                                        December 31, 1997
                             --------------------------------------------------------------------------------------------------
                                           Euro/DPC         DPC           DPC
                                           Limited        Biermann       Medlab                         Less:
                              United       (United        (German      (Brazilian                    Intersegment
                              States       Kingdom)        Group)         Group)         Other        Elimination       Total
                             --------      --------       --------     ----------       --------     -------------     --------
Sales                        $127,936      $ 27,468       $ 34,425       $ 24,081       $ 38,926       $ (56,193)      $196,643

Operating expenses             46,875         6,070          9,465          7,638         12,907                         82,955

Interest income
(expense), net                  4,508          (800)          (970)        (1,675)          (732)                           331

Provision (benefit) for
income taxes expense            5,793         1,269           (253)           358            833                          8,000

Net income (loss)              16,214         2,820           (417)           471          1,325            (200)        20,213

Segment assets:

Long-lived assets              52,937        16,869         19,138         12,851         20,871          (5,500)       117,166

Total assets                  239,509        36,230         32,753         19,704         41,896        (123,868)       246,224

Capital expenditures            4,293         3,305          9,869          4,594         11,879          (3,500)        30,440

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

                                                                        December 31, 1997
                             --------------------------------------------------------------------------------------------------
                                           Euro/DPC         DPC           DPC
                                           Limited        Biermann       Medlab                         Less:
                              United       (United        (German      (Brazilian                    Intersegment
                              States       Kingdom)        Group)         Group)         Other        Elimination       Total
                             --------      --------       --------     ----------       --------     -------------     --------
Sales                        $114,797      $ 24,033       $ 38,789       $ 19,672       $ 32,342       $ (43,369)      $186,264

Operating expenses             46,016         4,178         11,787          6,734         10,773                         79,488

Interest income
  (expense), net                4,013          (700)          (728)        (1,233)          (665)                           687

Provision (benefit) for
  income taxes expense          6,390           487           (609)           222          1,010                          7,500

Net income (loss)              15,601         1,917           (919)           730            219             700         18,248

Segment assets:

Long-lived assets              52,060        15,715         13,421         10,847         14,779          (5,000)       101,822

Total assets                  219,081        31,277         24,766         25,690         32,345        (110,979)       222,180

Capital expenditures            6,595         1,339          1,175          4,261          5,041          (2,800)        15,611

(Dollars in Thousands)

                                                                        December 31, 1997
                             --------------------------------------------------------------------------------------------------
                                           Euro/DPC         DPC           DPC
                                           Limited        Biermann       Medlab                         Less:
                              United       (United        (German      (Brazilian                    Intersegment
                              States       Kingdom)        Group)         Group)         Other        Elimination       Total
                             --------      --------       --------     ----------       --------     -------------     --------
Sales                        $110,934      $ 16,828       $ 39,144       $ 15,800       $ 33,688       $ (39,562)      $176,832

Operating expenses             39,659         3,995         11,714          5,854         10,276                         71,498

Interest income
  (expense), net                4,070          (692)          (475)        (1,029)          (388)                         1,486

Provision (benefit) for
  income taxes expense          7,103                           35             51          1,591                          8,780

Net income (loss)              19,140           644            429            653          2,781            (700)        22,947

Segment assets:

Long-lived assets              52,094        16,741         14,138          8,849         12,130          (6,000)        97,952

Total assets                  216,965        29,133         26,640         13,475         28,729        (107,940)       207,002

Capital expenditures            4,688         5,440          4,898          4,037          4,923          (3,500)        20,486

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's export sales to unaffiliated customers are summarized as follows:

(Dollars in Thousands)

                               Western       South         Other        Total
                                Europe       America      Exports      Exports
                               -------      --------      -------      -------
1996                           $5,949        $7,171       $12,929      $26,049
1997                            3,466         8,277        14,509       26,252
1998                            2,794         8,406        13,701       24,901

                          SUPPLEMENTARY FINANCIAL DATA

Unaudited quarterly financial information for the years December 31, 1997 and 1998 is summarized as follows:

(In Thousands, Except per Share Data)

                                                              Quarter Ended
                             -----------------------------------------------------------------------------
                             March 31,        June 30,       September 30,    December 31,      Year Ended
                               1997             1997             1997            1997              1997
                             ---------        --------       -------------    ------------      ----------
Sales                        $44,400          $46,763          $46,399          $48,702          $186,264
Gross profit                  24,718           26,594           25,914           25,960           103,186
Income taxes                   1,710            1,790            1,460            2,540             7,500
Net income                     4,663            4,892            5,122            3,571            18,248
Earnings per share:

   Basic                         .34              .36              .38              .26              1.34
   Diluted                       .34              .35              .37              .26              1.32

Weighted Average
Shares Outstanding:

   Basic                      13,605           13,622           13,646           13,690            13,641
   Diluted                    13,867           13,872           13,901           13,869            13,876

                                                              Quarter Ended
                             -----------------------------------------------------------------------------
                             March 31,        June 30,       September 30,    December 31,      Year Ended
                               1998             1998             1998             1998             1998
                             ---------        --------       -------------    ------------      ----------
Sales                        $46,104          $49,278          $48,773          $52,488          $196,643
Gross profit                  25,709           27,849           27,319           28,698           109,575
Income taxes                   1,720            2,190            2,090            2,000             8,000
Net income                     4,104            5,194            5,395            5,520            20,213
Earnings per share:

   Basic                         .30              .38              .39              .40              1.47
   Diluted                       .30              .37              .39              .40              1.46

Weighted Average
Shares Outstanding:

   Basic                      13,746           13,779           13,792           13,669            13,746
   Diluted                    13,907           13,944           13,923           13,749            13,881

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION

By:          /s/ Sigi Ziering                           March 23, 1999
    -----------------------------------------
       Sigi Ziering, Chairman of the Board
           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                TITLE                        DATE
----                                -----                        ----
/s/ Sigi Ziering             Chairman of the Board          March 23, 1999
-------------------------    and Chief Executive
Sigi Ziering                 Officer (Principal
                             Executive Officer)

/s/ Michael Ziering          Director                       March 23, 1999
-------------------------
Michael Ziering

/s/ Sidney A. Aroesty        Director                       March 23, 1999
-------------------------
Sidney A. Aroesty

/s/ Maxwell H. Salter        Director                       March 23, 1999
-------------------------
Maxwell H. Salter

/s/ James D. Watson          Director                       March 23, 1999
-------------------------
James D. Watson

/s/ Frederick Frank          Director                       March 23, 1999
-------------------------
Frederick Frank

/s/ Julian R. Bockserman     Vice President--               March 23, 1999
-------------------------    Finance (Principal
Julian R. Bockserman         Financial and Accounting
                             Officer)

                                  EXHIBIT INDEX

     3.1   Amended and Restated Articles of Incorporation(6)

     3.2   Bylaws, as amended(6)

     4.1   Stock Certificate(4)

   *10.1   1981 Employee Stock Option Plan, as amended(2)

   *10.2   Retirement Benefits Agreement with Sigi Ziering(3)

    10.3   Form of Indemnification Agreement with Officers and Directors(1)

   *10.4   1990 Stock Option Plan(5)

    10.5 Standard Industrial Lease with 5700 West 96th Street, general partnership, dated February 18, 1991(5)

   *10.6   1997 Stock Option Plan(7)

      21   Subsidiaries of Registrant

      23   Independent Auditors' Consent

      27   Financial Data Schedule (For EDGAR filing only)

----------

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