Form 10-Q
period 1999-03-31
DIAGNOSTIC PRODUCTS CORP
filed 1999-04-29
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from __________ to __________

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

                                 [YES X] [NO  ]


        The number of shares of Common Stock, no par value, outstanding as of March 31, 1999, was 13,676,129.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


(In thousands, except per share data)                    Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        1999             1998
                                                      --------         --------
SALES                                                 $ 50,466         $ 46,104
                                                      --------         --------
COSTS AND EXPENSES:
  Cost of sales                                         23,206           20,395
  Selling                                                9,562            9,012
  Research and development                               5,806            5,409
  General and administrative                             6,754            5,926
  Equity in income of affiliates                          (480)            (344)
  Interest income-net                                     (272)            (118)
                                                      --------         --------
  Total costs and expenses                              44,576           40,280
                                                      --------         --------
INCOME BEFORE INCOME TAXES                               5,890            5,824
PROVISION FOR INCOME TAXES                               1,790            1,720
                                                      --------         --------
NET INCOME                                            $  4,100         $  4,104
                                                      ========         ========

EARNINGS PER SHARE:
  Basic                                               $    .30         $    .30
  Diluted                                                  .30              .30

AVERAGE SHARES OUTSTANDING:
  BASIC                                                 13,669           13,746
    DILUTIVE EFFECT OF STOCK OPTIONS                       149              161
                                                      --------         --------
  DILUTED                                               13,818           13,907
                                                      ========         ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

(Dollars in Thousands)                                    March 31,          December 31,
                                                            1999                1998
                                                          ---------          -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                              $14,480            $18,650
    Accounts receivable-net of allowance for
      doubtful accounts of $130 and $136                    53,852             50,440
    Inventories                                             54,318             54,078
    Prepaid expenses and other current assets                  284                580
    Deferred income taxes                                    3,305              3,305
                                                          --------           --------
    Total current assets                                   126,239            127,053
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                      36,003             35,878
    Machinery and equipment                                 61,012             60,196
    Leasehold improvements                                   7,135              7,135
    Construction in progress                                   579                351
                                                          --------           --------
    Total                                                  104,729            103,560
    Less accumulated depreciation and amortization          50,946             49,348
                                                          --------           --------
    Property, plant and equipment - net                     53,783             54,212
SALES-TYPE AND OPERATING LEASES                             30,623             33,372
DEFERRED INCOME TAXES                                        2,005              2,005
INVESTMENTS IN AFFILIATED COMPANIES                         14,186             15,509
EXCESS OF COST OVER NET ASSETS ACQUIRED-
    Net of amortization of $8,748 and $8,478                14,584             14,073
                                                          --------           --------
TOTAL ASSETS                                              $241,420           $246,224
                                                          ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                          $18,408            $21,178
    Accounts payable                                        15,435             15,306
    Accrued liabilities                                      6,271              6,218
    Income taxes payable                                     4,804              3,350
                                                          --------           --------
    Total current liabilities                               44,918             46,052
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common Stock-no par value, authorized 30,000,000
      shares; outstanding 13,676,129 shares and
      13,661,594 shares.                                    37,826             37,531
    Retained earnings                                      175,360            172,900
    Accumulated other comprehensive income                 (16,684)           (10,259)
                                                          --------           --------
    Total shareholders' equity                             196,502            200,172
                                                          --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $241,420           $246,224
                                                          ========           ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(Dollars in Thousands)                                      Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                            1999           1998
                                                          --------       --------
Cash Flows from Operating Activities:
Net income                                                $  4,100       $  4,104
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                           4,799          3,762
     Equity in undistributed income of
       unconsolidated affiliates                              (420)           (79)
     Accounts receivable                                    (5,603)        (2,673)
     Inventories                                              (576)          (740)
     Prepaid expenses and other current assets                 296            148
     Accounts payable                                        2,745         (1,505)
     Accrued liabilities                                        53            188
     Income taxes payable                                    1,283          1,490
                                                          --------       --------
   Net cash flows from operating activities                  6,677          4,695

Cash Flows from (used for) Investing Activities:
     Additions to property, plant and equipment             (2,852)        (2,597)
     Sales-type and operating leases                        (4,458)        (2,077)
     Investment in affiliated companies                       (307)        (2,612)
                                                          --------       --------
   Net cash from (used for) investing activities            (7,617)        (7,286)

Cash Flows from (used for) Financing Activities:
     Borrowing - net                                        (1,206)           544
     Proceeds from exercise of stock options                   295          1,156
     Cash dividends paid                                    (1,640)        (1,649)
                                                          --------       --------
   Net cash from (used for) financing activities            (2,551)            51

Effect of exchange rate changes on cash                       (679)          (243)
                                                          --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents        (4,170)        (2,783)

Cash and Cash Equivalents at Beginning of Year              18,650         20,372
                                                          --------       --------
Cash and Cash Equivalents at End of Period                $ 14,480       $ 17,589
                                                          ========       ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1--BASIS OF PRESENTATION

The information for the three months ended March 31, 1999 and 1998 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ending March 31, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

NOTE 2--INVENTORIES

Inventories by major categories are summarized as follows:

(Dollars in Thousands)
                                             March 31,    December 31,
                                               1999           1998
                                             --------       --------
Raw materials                                $ 19,262       $ 19,235
Work in process                                19,587         19,317
Finished goods                                 15,469         15,526
                                             --------       --------
Total                                        $ 54,318       $ 54,078
                                             ========       ========


NOTE 3--COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

(Dollars in Thousands)                          Three Months Ended
                                                     March 31,
                                             -----------------------
                                               1999           1998
                                             --------       --------
Net income                                   $  4,100       $  4,104
Foreign currency translation adjustment        (6,425)          (417)
                                             --------       --------
Comprehensive income (loss)                  ($ 2,325)      $  3,687
                                             ========       ========


The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SEGMENT AND PRODUCT LINE INFORMATION

        The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment as defined under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufacturers its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Australia, New Zealand, China, Brazil, Uruguay, Venezuela, Costa Rica, Honduras, El Salvador, Guatemala, Panama, Sweden and Estonia.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

(Dollars in Thousands)               Three Months Ended March 31,
                                     ---------------------------
                                        1999               1998
                                      -------            -------
Sales:
  IMMULITE                            $33,197            $27,340
  Radioimmunoassay ("RIA")              9,973             10,872
  Other                                 7,296              7,892
                                      -------            -------
                                      $50,466            $46,104
                                      =======            =======

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



(Dollars in Thousands)                             Euro/DPC       DPC
                                                    Limited      Bierman     DPC Medlab                   Less:
                                        United      (United      (German     (Brazilian               Intersegment
                                        States      Kingdom)      Group)        Group)       Other     Elimination      Total
                                       -------     ---------     -------     ----------     -------   ------------     -------
Three Months Ended March 31, 1999
  Sales                                $32,342      $ 7,191      $ 8,569       $ 5,031      $11,330     $(13,997)      $50,466
  Net income (loss)                      1,957        1,130          (32)            2          443          600         4,100

Three Months Ended March 31, 1998
  Sales                                $29,720      $ 6,332      $ 8,715       $ 4,822      $ 8,947     $(12,432)      $46,104
  Net income (loss)                      3,251          892          (90)           43          108         (100)        4,104

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's sales increased 9.5% in the first quarter of 1999 to $50.5 million compared to sales of $46.1 million in the first quarter of 1998. Sales of all IMMULITE products (instruments and reagents) in the first quarter of 1999 were $33.2 million, a 22% increase over the first quarter of 1998. Sales of IMMULITE products represented 66% of first quarter 1999 sales, compared to 59% of first quarter 1998 sales.

IMMULITE reagents represented $25.5 million of 1999 first quarter sales, a 24% increase. Sales of IMMULITE systems (including service revenue) were $7.7 million, up 15% over the first quarter of 1998. The Company shipped a total of 181 IMMULITE systems during the 1999 first quarter, including 78 IMMULITE 2000 systems and 103 IMMULITE One systems. The total base of IMMULITE systems shipped grew to approximately 4,150, including 368 of the IMMULITE 2000 systems. The Company's goal is to ship 400 IMMULITE 2000 systems in 1999. Because the IMMULITE 2000 system first became commercially available in April 1998, shipments of this product did not make a meaningful contribution to first quarter 1998 results.

Sales of the Company's mature RIA products declined approximately 8% in the first quarter of 1999, representing 20% of sales, compared to 24% of sales in the first quarter of 1998. This trend is expected to continue. Sales of other DPC products, including allergy reagents, accounted for approximately 9% of 1999 first quarter sales and were essentially unchanged from the 1998 first quarter due to a soft allergy season in Asia. Sales of non-DPC products through its consolidated international affiliates decreased 11% in the first quarter of 1999 to $2.7 million (5% of sales).

The devaluation of the Brazilian currency in January 1999 resulted in a $536,000 pretax exchange loss or after tax, $.03 per share. The expense is included in general and administrative expenses. In addition, the Company recorded a currency translation adjustment of $4.2 million resulting from the Company's long-term intercompany advances to Brazil. In accordance with the provisions of the Statement of Financial Accounting Standards No. 52, gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature (i.e. transactions for which settlement is not planned or anticipated in the foreseeable future) are accumulated in a separate component of shareholders' equity.

The Brazilian devaluation also impacted ongoing operations in Brazil, where the Company is the market leader. When measured in the local currency, sales in the first quarter of 1999 were 8.9 million Brazilian Real compared to 5.4 million Real in the first quarter of 1998. When measured in U.S. dollars, sales were $5.0 million in the first quarter of 1999 (9.9% of total sales) compared to $4.8 million (10.4% of total sales) in the first quarter of 1998. Although the devaluation has slowed the Company's rapid sales expansion in that country, the Company believes that the situation is stabilizing.

Due to the significance of foreign sales (79% of total sales), in particular in Europe, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Other than the effects of the currency devaluation in Brazil discussed above, currency translation effects did not have a material impact on 1999 first quarter results. In the first quarter of 1998, however, the strong U.S. dollar had a 7% negative impact on sales. Due to intense competition, the Company's foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

In the first quarter of 1999 domestic sales grew at a faster pace than foreign sales, 14% growth for domestic sales compared to 8.3% growth for foreign sales.

Costs of sales as a percentage of sales increased from 44% in the first quarter 1998 to 46% in the first quarter 1999.

Selling expense as a percentage of sales decreased slightly from 19.5% in the first quarter of 1998 to 18.9% in the first quarter of 1999, reflecting the end of pre-launch expenses for the IMMULITE 2000.

General and administrative expenses increased 14% in the first quarter of 1999 compared to the 1998 first quarter, and increased as a percentage of sales from 12.9% in 1998 to 13.4% in 1999 principally due to the $536,000 exchange loss from the Brazilian devaluation discussed above. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired and minority interest.

Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased almost 40% in the first quarter of 1999 compared to the first quarter of 1998 primarily due to increased earnings by the Italian and Portuguese distributors.

Net interest income represents the excess of interest income and interest on equipment contracts over interest expense. Net interest income increased in the 1999 first quarter compared to the 1998 first quarter due to decreased borrowings during the period.

The Company's effective tax rate includes Federal, state and foreign taxes. Lower than anticipated research and development tax credits increased the effective tax rate from 29.5% in the first quarter 1998 to 30.4% in 1999.

Net income was $4.1 million ($.30 per share) in each of the first quarter of 1999 and 1998, but decreased as a percentage of sales from 8.9% in 1998 to 8.1% in 1999 due to the higher cost of sales and the effects of the Brazilian devaluation.

LIQUIDITY

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flow from operating activities was $6.7 million in the first quarter of 1999 and $4.7 million in the first quarter of 1998. Additions to property, plant and equipment in the first quarter of 1999 were $2.9 million compared to $2.6 million in the first quarter of 1998. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases (for periods of generally three to five years) was $4.5 million in the first quarter of 1999 compared to $2.1 million in the first quarter of 1998. The Company used cash to reduce borrowings by $1.2 million in the 1999 first quarter compared to $0.54 million cash provided by borrowings in the 1998 first quarter.

The Company's foreign operations, particularly, at this time, its operations in Brazil, are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under "Results of Operations" regarding the effects of the Brazilian devaluation.

The Company expects to purchase real property in New Jersey in 1999 at a cost of approximately $2.8 million. The Company plans to construct an 80,000 square foot manufacturing facility on this property over the next several years at a cost between $8 million and $10 million. The Company has no other material commitments for capital expenditures in 1999.

The Company has a $20 million unsecured line of credit under which there were no borrowings outstanding at March 31, 1999 and December 31, 1998. Standby letters of credit under the line of credit were zero at March 31, 1999 and $2 million at December 31, 1998. The Company had notes payable (consisting of bank borrowings by the Company's foreign consolidated subsidiaries payable in the local currency which are guaranteed by the Company) of $18.4 million at March 31, 1999 compared to $21.2 million at December 31, 1998.

The Company has paid a quarterly cash dividend of $.12 per share since 1995.

On October 14, 1998 the Company announced a plan under which it could repurchase up to one million shares of its common stock from time to time in open market transactions. Through March 31, 1999 the Company had repurchased a total of 208,288 shares at a cost of $4.3 million. The Company utilized existing cash to finance such purchases. Additional repurchases, if any, will depend on the prevailing market price of the Common Stock and could require bank borrowings.

EURO CONVERSION

The Company has significant sales to European countries (the "participating countries") which began converting to a common legal currency (the "euro") on January 1, 1999. During the transition period of January 1, 1999 to January 1, 2002, public and private parties may pay for goods and services using either the euro or the local currency. During the transition period, conversion rates will not be computed directly from one local currency to another. Instead, local currencies will be converted first to a euro denomination and then to the second local currency. Beginning January 2002, new euro-denominated bills and coins become legal currency and all former currencies will, over the ensuing months, be withdrawn from circulation. The ultimate conversion to the euro will eliminate currency exchange risk among the participating countries.

The Company sells its products in the participating countries through affiliated and non-affiliated distributors which determine sales prices in their respective territories. The use of a single currency in the participating countries may affect this variable pricing in the various European markets because of price transparency. Nevertheless, other market factors such as local taxes, customer preferences and product assortment may reduce the need for price equalization.

The Company has significant sales in Europe and is currently evaluating the business implications of the conversion to the euro, including the need to adapt internal systems to accommodate euro-denominated transactions, the competitive implications of cross border price transparency, the impact on existing marketing programs, and other strategic implications. Due to the existence of many unknown variables at this early stage, it is not at this time possible for the Company to predict the precise implications of the euro conversion on its operations.

YEAR 2000

The Company has a program to address Year 2000 readiness of its information and business systems. This program is more than half-way completed. The Company has tested all critical systems and has performed routine testing of work stations. Work stations that require corrective software have been identified and the Company's goal, subject to timely software manufacturer support, is to complete the remediation efforts by July 1999. The costs incurred to date and expected to be incurred in the future related to the evaluation and remediation efforts are not material. Independent of the Year 2000 issue, over the last 18 months the Company has been engaged in an ongoing program to upgrade its information systems.

The Company has instituted a comprehensive vendor/supplier compliance verification program to assure that the Company will have an uninterrupted supply of goods, services and materials. The Company has requested compliance verification from all vendors/suppliers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended March 31, 1999, from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                        DIAGNOSTIC PRODUCTS CORPORATION
                                                                    (Registrant)

           APRIL 29, 1999               /s/ SIGI ZIERING
---------------------------------       ----------------------------------------
Date                                    Sigi Ziering, Ph.D.,
                                        Chairman of the Board
                                        Chief Executive Officer

           APRIL 29, 1999               /s/ JULIAN R. BOCKSERMAN
---------------------------------       ----------------------------------------
Date                                    Julian R. Bockserman, Vice President
                                        Chief Financial Officer