Form 10-Q
period 1999-06-30
DIAGNOSTIC PRODUCTS CORP
filed 1999-07-28
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

       [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1999

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

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

                                    [YES X] [NO  ]

  The number of shares of Common Stock, no par value, outstanding as of June 30, 1999, was 13,669,629.

================================================================================

PART I.  FINANCIAL INFORMATION.

ITEM I.  FINANCIAL STATEMENTS.



                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


(In thousands, except per share data)      Three Months Ended            Six Months Ended
                                                June 30,                      June 30,
                                        ------------------------      ------------------------
                                          1999           1998           1999           1998
                                        ---------      ---------      ---------      ---------
SALES                                   $  54,593      $  49,278      $ 105,059      $  95,382
                                        ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
Cost of sales                              24,160         21,429         47,366         41,824
Selling                                    10,300          9,094         19,862         18,106
Research and development                    6,140          5,761         11,946         11,170
General and administrative                  6,613          5,980         13,367         11,906
Equity in income of affiliates               (404)          (280)          (884)          (624)
Interest income-net                           122            (90)          (150)          (208)
                                        ---------      ---------      ---------      ---------
Total costs and expenses                   46,931         41,894         91,507         82,174
                                        ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES                  7,662          7,384         13,552         13,208
PROVISION FOR INCOME TAXES                  2,150          2,190          3,940          3,910
                                        ---------      ---------      ---------      ---------
NET INCOME                              $   5,512      $   5,194      $   9,612      $   9,298
                                        =========      =========      =========      =========

EARNINGS PER SHARE:
  BASIC                                 $     .40      $     .38      $     .70      $     .68
  DILUTED                                     .40            .37            .70            .67

AVERAGE SHARES OUTSTANDING:
  BASIC                                    13,673         13,779         13,671         13,762
   DILUTIVE EFFECT OF STOCK OPTIONS            66            165            108            163
                                        ---------      ---------      ---------      ---------
  DILUTED                                  13,739         13,944         13,779         13,925
                                        =========      =========      =========      =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


(Dollars in Thousands)                                           June 30,      December 31,
                                                                   1999           1998
                                                                 ---------     ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                    $  11,275      $  18,650
    Accounts receivable-net of allowance for
      doubtful accounts of $126 and $136                            55,758         50,440
    Inventories                                                     55,443         54,078
    Prepaid expenses and other current assets                          578            580
    Deferred income taxes                                            3,305          3,305
                                                                 ---------      ---------
    Total current assets                                           126,359        127,053
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                              34,475         35,878
    Machinery and equipment                                         61,739         60,196
    Leasehold improvements                                           7,153          7,135
    Construction in progress                                           934            351
                                                                 ---------      ---------
    Total                                                          104,301        103,560
    Less accumulated depreciation and amortization                  52,067         49,348
                                                                 ---------      ---------
    Property, plant and equipment - net                             52,234         54,212
SALES-TYPE AND OPERATING LEASES                                     30,686         33,372
DEFERRED INCOME TAXES                                                2,005          2,005
INVESTMENTS IN AFFILIATED COMPANIES                                 14,534         15,509
EXCESS OF COST OVER NET ASSETS ACQUIRED-
    Net of amortization of $9,022 and $8,478                        13,898         14,073
                                                                 ---------      ---------
TOTAL ASSETS                                                     $ 239,716      $ 246,224
                                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                $  16,691      $  21,178
    Accounts payable                                                14,563         15,306
    Accrued liabilities                                              4,613          6,218
    Income taxes payable                                             4,700          3,350
                                                                 ---------      ---------
    Total current liabilities                                       40,567         46,052
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common Stock-no par value, authorized 30,000,000 shares;
      outstanding 13,669,629 shares and 13,661,594 shares           37,670         37,531
    Retained earnings                                              179,231        172,900
    Accumulated other comprehensive income                         (17,752)       (10,259)
                                                                 ---------      ---------
    Total shareholders' equity                                     199,149        200,172
                                                                 ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 239,716      $ 246,224
                                                                 =========      =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


(Dollars in Thousands)                                        Six Months Ended
                                                                  June 30,
                                                           ----------------------
                                                             1999          1998
                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  9,612      $  9,298
   Adjustments to reconcile net income to net cash
   flows from operating activities:
      Depreciation and amortization                           9,300         8,704
      Equity in undistributed income of
        unconsolidated affiliates                              (884)         (299)
      Accounts receivable                                    (8,076)       (6,454)
      Inventories                                            (2,040)       (2,513)
      Prepaid expenses and other current assets                   2          (177)
      Accounts payable                                        2,210         1,289
      Accrued liabilities                                    (1,605)       (1,276)
      Income taxes payable                                    1,233         2,456
                                                           --------      --------
   Net cash flows from operating activities                   9,752        11,028

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
      Additions to property, plant and equipment             (3,677)       (4,493)
      Sales-type and operating leases                        (7,255)       (6,215)
      Investment in affiliated companies                       (169)       (2,612)
                                                           --------      --------
   Net cash flows from (used for) investing activities      (11,101)      (13,320)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
      Borrowing (repayments) - net                           (2,340)          901
      Repurchase of common stock                               (224)
      Proceeds from exercise of stock options                   363         1,312
      Cash dividends paid                                    (3,281)       (3,302)
                                                           --------      --------
   Net cash flows from (used for) financing activities       (5,482)       (1,089)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (544)          (19)
                                                           --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (7,375)       (3,400)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               18,650        20,372
                                                           --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 11,275      $ 16,972
                                                           ========      ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1-- BASIS OF PRESENTATION

The information for the six months ended June 30, 1999 and 1998 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the six-month period ending June 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

NOTE 2-- INVENTORIES

Inventories by major categories are summarized as follows:

(Dollars in Thousands)
                              June 30,            December 31,
                                1999                  1998
                              --------            ------------
Raw materials                 $19,850               $19,235
Work in process                19,368                19,317
Finished goods                 16,225                15,526
                              -------               -------
Total                         $55,443               $54,078
                              =======               =======

NOTE 3-- COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

(Dollars in Thousands)                       Three Months Ended         Six Months Ended
                                                   June 30,                 June 30,
                                            --------------------     --------------------
                                              1999         1998        1999         1998
                                            -------      -------     -------      -------
Net income                                  $ 5,512      $ 5,194     $ 9,612      $ 9,298
Foreign currency translation adjustment      (1,068)         394      (7,493)         (23)
                                            -------      -------     -------      -------
Comprehensive income                        $ 4,444      $ 5,588     $ 2,119      $ 9,275
                                            =======      =======     =======      =======

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4--SEGMENT AND PRODUCT LINE INFORMATION

The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment as defined under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufacturers its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Australia, New Zealand, China, Brazil, Uruguay, Venezuela, Costa Rica, Honduras, El Salvador, Guatemala, Sweden, Estonia, Latvia, and Lithuania.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

(Dollars in Thousands)         Three Months Ended        Six Months Ended
                                    June 30,                  June 30,
                             ---------------------     ---------------------
                               1999         1998         1999         1998
                             --------     --------     --------     --------
Sales:
IMMULITE                     $ 37,326     $ 30,314     $ 70,523     $ 57,654
Radioimmunoassay ("RIA")        9,962       11,231       19,934       22,103
Other                           7,305        7,733       14,602       15,625
                             --------     --------     --------     --------
                             $ 54,593     $ 49,278     $105,059     $ 95,382
                             ========     ========     ========     ========

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

                                                  Euro/DPC       DPC         DPC Med-                   Less:
                                                  Limited      Biermann        lab                    Interseg-
                                      United      (United      (German      (Brazilian                   ment
                                      States      Kingdom)      Group)        Group)       Other      Elimination      Total
                                     --------    ---------    ----------   ------------   --------   -------------   --------
(Dollars in Thousands)
Three Months Ended June 30, 1999
 Sales                               $ 35,678     $  7,301     $  7,686      $  6,566     $ 12,070     $(14,708)     $ 54,593
 Net income (loss)                      2,773        1,108         (186)          493          824          500         5,512

Three Months Ended June 30, 1998
 Sales                               $ 32,387     $  6,820     $  8,510      $  5,904     $  9,566     $(13,909)     $ 49,278
 Net income (loss)                      3,477        1,042         (117)          234          458          100         5,194

Six Months Ended June 30, 1999
 Sales                               $ 68,020     $ 14,492     $ 16,255      $ 11,597     $ 23,400     $(28,705)     $105,059
 Net income (loss)                      4,730        2,238         (218)          495        1,267        1,100         9,612

Six Months Ended June 30, 1998
 Sales                               $ 62,107     $ 13,152     $ 17,225      $ 10,726     $ 18,513     $(26,341)     $ 95,382
 Net income (loss)                      6,728        1,934         (207)          277          566                      9,298

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

The Company's sales increased 10.8% in the second quarter ended June 30, 1999 to $54.6 million compared to sales of $49.3 million in the second quarter of 1998. Sales increased 10.1% from $95.4 million in the first six months of 1998 to $105.1 million in the first six months of 1999. Sales of all IMMULITE products in the three and six months ended June 30, 1999 were $37.3 million and $70.5 million, an increase of 23% and 22% over the corresponding periods of 1998. Sales of IMMULITE products represented 67% of sales in the first six months of 1999, compared to 60% of sales in first six months of 1998.

IMMULITE reagents represented $28.2 million of 1999 second quarter sales, a 22% increase over the second quarter of 1998, and $53.7 million of sales in the first six months of 1999, a 23% increase over the first six months of 1998. Sales of IMMULITE systems (including service and parts) were $9.1 million in the 1999 second quarter, up 26% over the second quarter of 1998. In the first six months of 1999, sales of IMMULITE systems (including service and parts) increased 20% to $16.1 million compared to the first six months of 1998. The Company shipped a total of 216 IMMULITE systems during the second quarter of 1999, including 78 IMMULITE 2000 systems and 138 IMMULITE One systems. The total base of IMMULITE systems shipped grew to approximately 4,400, including 450 of the IMMULITE 2000 systems. The Company's goal is to ship 400 IMMULITE 2000 systems in 1999, of which 156 have been shipped at June 30, 1999. Because the IMMULITE 2000 system first became commercially available in April 1998, shipments of this product did not make a meaningful contribution to first quarter 1998 results.

Sales of the Company's mature RIA products declined approximately 11% and 10% in the three and six month periods of 1999, representing 18% and 19% of sales compared to approximately 23% of sales in each of the three and six month periods of 1998. This trend is expected to continue. Sales of other DPC products, including allergy reagents, represented about 9% of sales in each of the three and six months periods ended June 30, 1999. Sales of non-DPC products decreased 13% and 12% in the three and six month periods of 1999 over the corresponding 1998 periods to approximately 5% of sales, due to the discontinuation of non-DPC OEM products previously sold by some consolidated international affiliates.

The devaluation of the Brazilian currency in January 1999 resulted in a pretax exchange loss of $536,000 or an after tax loss of $.03 per share, for the six months ended June 30, 1999, which related to the first quarter. The exchange loss is included in general and administrative expenses. In addition, the Company recorded a currency translation adjustment of $4.2 million in the first six months of 1999, resulting from the Company's long-term intercompany advances to Brazil. In accordance with the provisions of Statement of Financial Accounting Standards No. 52, gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature (i.e. transactions for which settlement is not planned or anticipated in the foreseeable future) are accumulated in a separate component of shareholders' equity.

The Brazilian devaluation also impacted ongoing operations in Brazil, where the Company is the market leader. The Brazil affiliate increased prices to partially offset the effects of the devaluation. When measured in the local currency ("Real"), sales by the Brazil affiliate in the second quarter and first six months of 1999 were 11.2 million Real and 20.1 million Real compared to 6.8 million Real and 12.2 million Real, in the second quarter and first six months of 1998. When measured in U.S. dollars, sales by the Brazil affiliate were $6.6 million in the second quarter of 1999 (12% of total sales) compared to $5.9 million (12% of total sales) in the second quarter of 1998. Although the devaluation has slowed the Company's rapid sales expansion in that country, the Company believes that the situation has stabilized.

Due to the significance of foreign sales (79% of total sales), in particular in Europe, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Had the value of the U.S. dollar relative to other currencies remained constant with the second quarter of 1998, sales for the three and six month periods of 1999 would have increased 18.9% and 18% over the 1998 periods, after giving effect to the currency devaluation in Brazil and price increases in Brazil. Net income in the three and six month periods of 1999 would have increased 12% and 7.5%. Due to intense competition, the Company's foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

Cost of sales as a percentage of sales increased from approximately 43.5% and 43.8% in the three and six months ended June 30, 1998, to 44.3% and 45.1% in the corresponding 1999 periods, due to a product mix with more instrumentation systems, a stronger dollar and a lower selling price on IMMULITE 2000 reagents. The Company is in the process of automating a number of IMMULITE 2000 reagent manufacturing procedures which will improve manufacturing efficiencies.

Selling expense remained stable at approximately 19% of sales in the three and six month periods of 1999 and 1998. General and administrative expenses also remained stable, representing approximately 12.5% of sales in these periods. The 1999 six month period included the exchange loss from the Brazilian devaluation discussed above (related to the first quarter), which was not a factor in 1998 general and administrative expenses. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired and minority interest.

Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased approximately 42% in the first six months of 1999 compared to the first six months of 1998 primarily due to increased earnings by the Italian and Portuguese distributors.

The Company's effective tax rate includes Federal, state and foreign taxes representing its estimate of the effective tax rate for 1999.

LIQUIDITY

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flow from operating activities was $9.8 million in the first six months of 1999 compared to $11 million in the first six months of 1998. Additions to property, plant and equipment in the first six months of 1999 were $3.7 million compared to $4.5 million in the first six months of 1998. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases (for periods of generally three to five years) was $7.3 million in the first six months of 1999 compared to $6.2 million in the first six months of 1998. The Company used cash to reduce borrowings by $2.3 million in the first six months of 1999 compared to $0.9 million cash provided by borrowings in the first six months of 1998.

The Company's foreign operations, particularly, at this time, its operations in Brazil, are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under "Results of Operations" regarding the effects of the Brazilian devaluation.

The Company expects to purchase real property in New Jersey in 1999 at a cost of approximately $2.8 million. The Company plans to construct an 80,000 square foot manufacturing facility on this property over the next several years at a cost of $8-10 million. The Company has no other material commitments for capital expenditures in 1999.

The Company has a $20 million unsecured line of credit under which there were no borrowings outstanding at June 30, 1999, and December 31, 1998. Standby letters of credit under the line of credit were zero at June 30, 1999 and $2 million at December 31, 1998. The Company had notes payable (consisting of bank borrowings by the Company's foreign consolidated subsidiaries payable in the local currency which are guaranteed by the U.S. parent company) of $16.7 million at June 30, 1999 compared to $21.2 million at December 31, 1998.

The Company has paid a quarterly cash dividend of $.12 per share since 1995.

On October 14, 1998 the Company announced a plan under which it could repurchase up to one million shares of its common stock from time to time in open market transactions. Through June 30, 1999, the Company had repurchased a total of 218,288 shares at a cost of $4.5 million. The Company utilized existing cash to finance such purchases. Additional repurchases, if any, will depend on the prevailing market price of the Common Stock and could require bank borrowings.

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

YEAR 2000

The Company has completed its program that addressed Year 2000 readiness of its information and business systems. The Company has tested and repaired all critical systems and tested and repaired or replaced all non-compliant workstations.

The Company has instituted a comprehensive vendor/supplier compliance verification program to assure that the Company will have an uninterrupted supply of goods, services and materials. The Company has requested compliance verification from all vendors/suppliers.

The Company believes that with the completed modifications to existing software, the Year 2000 issue will not pose significant operational problems for the Company or its affiliates. However, material impact to operations could occur if third parties with whom the Company does business such as communications or power providers are unable to provide these services because of their Year 2000 problems.

The Company also has a program to determine whether its instrumentation products are Year 2000 compliant. The Company's website contains a regularly updated product compliance status page which customers can access to obtain information regarding the compliance status of their DPC products. The Company is also providing customer support and customer satisfaction services to all of its customers regarding Year 2000 issues. The IMMULITE 2000 instrument, which the Company began shipping in March 1998, is Year 2000 compliant. The Company has determined that the IMMULITE One instrument was not Year 2000 compliant and has so informed the FDA, and has supplied all required upgrades to its customers. A relatively few older products are not compliant and will not be upgraded due to obsolescence. The costs incurred to date and expected to be incurred to upgrade products are not material.

While the Company currently believes that it has brought its own systems and products into Year 2000 compliance, if the Company encounters unforeseen problems it could be subject to legal claims (with or without merit), increased warranty costs, or customer dissatisfaction which could result in a material adverse effect on the Company's business, financial condition and results of operations.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "will" and similar expressions) which are based upon Management's current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include the degree of customer demand for the Company's products, customer acceptance of the IMMULITE 2000 and other new products, the Company's ability to keep abreast of technological innovations, the risks inherent in the development and release of new products (such as delays, unforeseen costs and technical difficulties), competitive pressures, currency risks based on the relative strength or weakness of the U.S. dollar, health care regulation and cost containment measures, and political and economic instability in certain foreign markets.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change during the quarter ended June 30, 1999, from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's annual Meeting of Shareholders was held on May 25, 1999. In connection with the election of directors, each nominee received the following votes:

NOMINEE                            FOR                      WITHHELD
-------                            ---                      --------
Sigi Ziering                    12,167,922                  111,530
Sidney A. Aroesty               12,168,236                  111,126
Maxwell H. Salter               12,171,983                  107,469
James D. Watson                 12,175,872                  103,580
Michael Ziering                 12,171,547                  107,905
Frederick Frank                 12,175,045                  104,407

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     27    Financial Data Schedule

(b)  Reports on Form 8-K. None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DIAGNOSTIC PRODUCTS CORPORATION
                                                                    (Registrant)

         JULY 28, 1999                                 SIGI ZIERING
------------------------------        ------------------------------------------
Date                                  Sigi Ziering, Ph.D., Chairman of the Board
                                                         Chief Executive Officer

         JULY 28, 1999                            JULIAN R. BOCKSERMAN
------------------------------        ------------------------------------------
Date                                        Julian R. Bockserman, Vice President
                                                         Chief Financial Officer