Form 10-Q
period 1999-09-30
DIAGNOSTIC PRODUCTS CORP
filed 1999-10-29
CIK 702259

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1999

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

                                    [YES X]  [NO  ]

        The number of shares of Common Stock, no par value, outstanding as of September 30, 1999, was 13,672,254.

================================================================================

PART I.  FINANCIAL INFORMATION.

ITEM I.  FINANCIAL STATEMENTS.



                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

(In thousands, except per share data)           Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                            -------------------------       -------------------------
                                               1999            1998            1999            1998
                                            ---------       ---------       ---------       ---------
SALES                                       $  53,693       $  48,773       $ 158,752       $ 144,155
                                            ---------       ---------       ---------       ---------
COSTS AND EXPENSES:
Cost of sales                                  24,645          21,454          72,011          63,278
Selling                                         9,961           9,356          29,823          27,462
Research and development                        6,151           5,470          18,097          16,640
General and administrative                      6,621           5,422          19,988          17,328
Equity in income of affiliates                   (185)           (273)         (1,069)           (897)
Interest income-net                               (31)           (141)           (181)           (349)
                                            ---------       ---------       ---------       ---------
Total costs and expenses                       47,162          41,288         138,669         123,462
                                            ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES                      6,531           7,485          20,083          20,693
PROVISION FOR INCOME TAXES                      1,740           2,090           5,680           6,000
                                            ---------       ---------       ---------       ---------
NET INCOME                                  $   4,791       $   5,395       $  14,403       $  14,693
                                            =========       =========       =========       =========

EARNINGS PER SHARE:
  BASIC                                     $     .35       $     .39       $    1.05       $    1.07
  DILUTED                                         .35             .39            1.05            1.06

AVERAGE SHARES OUTSTANDING:
  BASIC                                        13,671          13,792          13,671          13,772
  DILUTIVE EFFECT OF STOCK OPTIONS                109             131             108             153
                                            ---------       ---------       ---------       ---------
  DILUTED                                      13,780          13,923          13,779          13,925
                                            =========       =========       =========       =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

(Dollars in Thousands)                                            September 30,      December 31,
                                                                       1999              1998
                                                                  -------------      ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                       $  14,589         $  18,650
    Accounts receivable-net of allowance for
      doubtful accounts of $141 and $136                               55,869            50,440
    Inventories                                                        56,187            54,078
    Prepaid expenses and other current assets                             569               580
    Deferred income taxes                                               3,305             3,305
                                                                    ---------         ---------
    Total current assets                                              130,519           127,053
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                                 35,554            35,878
    Machinery and equipment                                            64,387            60,196
    Leasehold improvements                                              7,222             7,135
    Construction in progress                                              861               351
                                                                    ---------         ---------
    Total                                                             108,024           103,560
    Less accumulated depreciation and amortization                     54,803            49,348
                                                                    ---------         ---------
    Property, plant and equipment - net                                53,221            54,212
SALES-TYPE AND OPERATING LEASES                                        33,882            33,372
DEFERRED INCOME TAXES                                                   2,005             2,005
INVESTMENTS IN AFFILIATED COMPANIES                                    14,662            15,509
EXCESS OF COST OVER NET ASSETS ACQUIRED-
    Net of amortization of $9,300 and $8,478                           13,307            14,073
                                                                    ---------         ---------
TOTAL ASSETS                                                        $ 247,596         $ 246,224
                                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                   $  17,313         $  21,178
    Accounts payable                                                   15,775            15,306
    Accrued liabilities                                                 5,288             6,218
    Income taxes payable                                                5,681             3,350
                                                                    ---------         ---------
    Total current liabilities                                          44,057            46,052
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common Stock-no par value, authorized 30,000,000 shares;
      outstanding 13,672,254 shares and 13,661,594 shares.             37,720            37,531
    Retained earnings                                                 182,381           172,900
    Accumulated other comprehensive income                            (16,562)          (10,259)
                                                                    ---------         ---------
    Total shareholders' equity                                        203,539           200,172
                                                                    ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 247,596         $ 246,224
                                                                    =========         =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


(Dollars in Thousands)                                             Nine Months Ended
                                                                     September 30,
                                                              -------------------------
                                                                1999             1998
                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 14,403         $ 14,693
   Adjustments to reconcile net income to net cash
   flows from operating activities:
      Depreciation and amortization                             13,369           15,006
      Equity in undistributed income of
        unconsolidated affiliates                                 (896)            (637)
      Accounts receivable                                       (7,925)          (5,549)
      Inventories                                               (2,224)          (3,527)
      Prepaid expenses and other current assets                     11             (107)
      Accounts payable                                           4,046            1,630
      Accrued liabilities                                         (930)          (1,059)
      Income taxes payable                                       2,083            3,440
                                                              --------         --------
   Net cash flows from operating activities                     21,937           23,890

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
      Additions to property, plant and equipment                (5,726)          (7,624)
      Sales-type and operating leases                          (12,817)         (12,846)
      Investment in affiliated companies                           344           (2,612)
                                                              --------         --------
   Net cash flows from (used for) investing activities         (18,199)         (23,082)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
      Borrowing (repayments) - net                              (2,150)           2,706
      Repurchase of common stock                                  (224)
      Proceeds from exercise of stock options                      413            1,663
      Cash dividends paid                                       (4,922)          (4,956)
                                                              --------         --------
   Net cash flows from (used for) financing activities          (6,883)            (587)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (916)            (346)
                                                              --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (4,061)            (125)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  18,650           20,372
                                                              --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 14,589         $ 20,247
                                                              ========         ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1--BASIS OF PRESENTATION

The information for the nine months ended September 30, 1999 and 1998 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the nine-month period ending September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

NOTE 2--INVENTORIES

Inventories by major categories are summarized as follows:

(Dollars in Thousands)

                                           September 30,          December 31,
                                               1999                  1998
                                           -------------          ------------
Raw materials                                 $20,890               $19,235
Work in process                                19,073                19,317
Finished goods                                 16,224                15,526
                                              -------               -------
Total                                         $56,187               $54,078
                                              =======               =======

NOTE 3--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

(Dollars in Thousands)                         Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                             ----------------------      -----------------------
                                               1999          1998          1999           1998
                                             --------      --------      --------       --------
Net income                                   $  4,791      $  5,395      $ 14,403       $ 14,693
Foreign currency translation adjustment         1,190         1,754        (6,303)         1,731
                                             --------      --------      --------       --------

Comprehensive income                         $  5,981      $  7,149      $  8,100       $ 16,424
                                             ========      ========      ========       ========

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

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

(Dollars in Thousands)          Three Months Ended          Nine Months Ended
                                   September 30,               September 30,
                              ----------------------      ----------------------
                                1999          1998          1999          1998
                              --------      --------      --------      --------
Sales:
IMMULITE                      $ 38,221      $ 31,065      $108,744      $ 88,719
Radioimmunoassay ("RIA")         9,095        10,529        29,030        32,632
Other                            6,377         7,179        20,978        22,804
                              --------      --------      --------      --------
                              $ 53,693      $ 48,773      $158,752      $144,155
                              ========      ========      ========      ========

The Company is organized and managed by geographic area. Transactions between geographic segments are accounted for as normal sales for internal reporting and management purposes with all intercompany amounts eliminated in consolidation. Sales are attributed to geographic area based on the location from which the instrument or kit is shipped to the customer. Information reviewed by the Company's chief operating decision maker on significant geographic segments, as defined under SFAS 131, is prepared on the same basis as the consolidated financial statements as is as follows:

(Dollars in Thousands)                                 Euro/DPC       DPC            DPC
                                                       Limited      Biermann       Medlab                   Less:
                                           United      (United      (German      (Brazilian              Intersegment
                                           States      Kingdom)      Group)        Group)       Other     Elimination       Total
                                          --------     --------     --------     ----------    --------  -------------    --------
Three Months Ended September 30, 1999
  Sales                                   $ 39,416     $  6,549     $  7,263      $  6,689     $ 11,498     $(17,722)     $ 53,693
  Net income (loss)                          3,803          619         (190)          415          444         (300)        4,791

Three Months Ended September 30, 1998
  Sales                                   $ 32,224     $  7,056     $  8,242      $  6,528     $  9,461     $(14,738)     $ 48,773
  Net income (loss)                          4,264        1,244         (252)          204          335         (400)        5,395

Nine Months Ended September 30, 1999
  Sales                                   $107,436     $ 21,041     $ 23,518      $ 18,286     $ 34,898     $(46,427)     $158,752
  Net income (loss)                          8,533        2,857         (408)          910        1,711          800        14,403

Nine Months Ended September 30, 1998
  Sales                                   $ 94,331     $ 20,208     $ 25,467      $ 17,254     $ 27,974     $(41,079)     $144,155
  Net income (loss)                         10,992        3,178         (459)          481          901         (400)       14,693

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's sales increased 10.1% in the third quarter ended September 30, 1999 to $53.7 million compared to sales of $48.8 million in the third quarter of 1998. Sales increased 10.1% to $158.8 million in the first nine months of 1999 from $144.2 million in the first nine months of 1998. Sales of all IMMULITE products in the three and nine months ended September 30, 1999 were $38.2 million and $108.7 million, increases of 23% over the corresponding periods of 1998. Sales of IMMULITE products represented 68% of sales in the first nine months of 1999, compared to 62% of sales in first nine months of 1998.

IMMULITE reagents represented $28.5 million of 1999 third quarter sales, a 21% increase over the third quarter of 1998, and $82.2 million of sales in the first nine months of 1999, a 22% increase over the first nine months of 1998. Sales of IMMULITE systems (including service and parts) were $9.7 million in the 1999 third quarter, up 30% over the third quarter of 1998. In the first nine months of 1999, sales of IMMULITE systems (including service and parts) increased 24% to $26.6 million compared to the first nine months of 1998. The Company shipped a total of 281 IMMULITE systems during the third quarter of 1999, including 102 IMMULITE 2000 systems and 179 IMMULITE One systems. The total base of IMMULITE systems shipped grew to approximately 4,650, including approximately 550 of the IMMULITE 2000 systems.

Sales of the Company's mature RIA products declined approximately 14% and 11% in the three and nine month periods of 1999, representing 17% and 18% of sales compared to approximately 22% and 23% of sales in each of the three and nine month periods of 1998. This decline in RIA sales is likely to continue at a reduced rate. Sales of other DPC products, including allergy reagents, represented about 8% of sales in each of the three and nine months periods ended September 30, 1999. Sales of non-DPC products decreased 18% and 14% in the three and nine month periods of 1999 over the corresponding 1998 periods to approximately 5% of sales, due to the discontinuation of non-DPC OEM products previously sold by some consolidated international affiliates.

The devaluation of the Brazilian currency in January 1999 resulted in a pretax exchange loss of $536,000 or an after tax loss of $.03 per share, for the nine months ended September 30, 1999, which occurred in the first quarter. The exchange loss is included in general and administrative expenses. In addition, the Company recorded a currency translation adjustment of $5.1 million in the first nine months of 1999, resulting from the Company's long-term intercompany advances to Brazil. In accordance with the provisions of Statement of Financial Accounting Standards No. 52, gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature (i.e. transactions for which settlement is not planned or anticipated in the foreseeable future) are accumulated in a separate component of shareholders' equity.

The Brazilian devaluation also impacted ongoing operations in Brazil, where the Company is the market leader. The Brazilian affiliate increased prices to partially offset the effects of the devaluation. When measured in the local currency ("Real"), sales by the Brazil affiliate in the third quarter and first nine months of 1999 were 12.6 million Real and 33.8 million Real compared to 7.6 million Real and 19.8 million Real, in the third quarter and first nine months of 1998. When measured in U.S. dollars, sales by the Brazil affiliate were $6.7 million in the third quarter of 1999 (12% of total sales) compared to $6.5 million (13% of total sales) in the third quarter of 1998. Although the devaluation has slowed the Company's rapid sales expansion in that country, the Company believes that the situation has stabilized.

Due to the significance of foreign sales (approximately 79% of total sales), in particular in Europe, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Had the value of the U.S. dollar relative to other currencies remained constant with the third quarter of 1998, sales for the three and nine month periods of 1999 would have increased 20.3% and 18.8% over the 1998 periods. Net income in the three and nine month periods of 1999 would have been about 5% greater. Due to intense competition, the Company's foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

Cost of sales as a percentage of sales increased from approximately 44.0% and 43.9% in the three and nine months ended September 30, 1998, to 45.9% and 45.4% in the corresponding 1999 periods, due to a product mix with more instrumentation systems, a stronger dollar and a lower selling price on IMMULITE 2000 reagents. The Company is in the process of automating a number of IMMULITE 2000 reagent manufacturing procedures which will improve manufacturing efficiencies.

Selling expense decreased as a percentage of sales to 18.6% and 18.8% in the three and nine month periods of 1999 from 19.2% and 19.1% in similar periods in 1998. General and administrative expenses increased as a percentage of sales to 12.3% and 12.6% in the three and nine month periods of 1999 from 11.1% and 12.0% in the corresponding periods of 1998. The 1999 nine month period included the exchange loss from the Brazilian devaluation discussed above (related to the first quarter), which was not a factor in 1998 general and administrative expenses. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired and minority interest. The increase in general and administrative expense was in part due to the increase in minority interest, minority investors' share of the earnings of the Company's Brazilian affiliate, of $164,000 and $236,000 for the three and nine month periods, as well as the general and administrative expense related in the Company's Swedish subsidiary, which was not consolidated last year, of $162,000 and $443,000 for the three and nine month periods.

Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount decreased by approximately 32% in the third quarter of 1999, but increased approximately 19% in the first nine months of 1999 when compared to similar periods in 1998.

The Company's effective tax rate includes Federal, state and foreign taxes representing its estimate of the effective tax rate for 1999.

LIQUIDITY

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flow from operating activities was $21.9 million in the first nine months of 1999 compared to $23.9 million in the first nine months of 1998. Additions to property, plant and equipment in the first nine months of 1999 were $5.7 million compared to $7.6 million in the first nine months of 1998. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases (for periods of generally three to five years) was $12.8 million in the first nine months of 1999 and 1998. The Company used cash to reduce borrowings by $2.2 million in the first nine months of 1999 compared to $2.7 million cash provided by borrowings in the first nine months of 1998.

The Company's foreign operations, particularly, at this time, its operations in Brazil, are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under "Results of Operations" regarding the effects of the Brazilian devaluation.

The Company expects to purchase real property in New Jersey in 2000 at a cost of approximately $2.8 million. The Company plans to construct an 80,000 square foot manufacturing facility on this property over the next several years at a cost of $8-10 million. The Company has no other material commitments for capital expenditures in 1999.

The Company has a $20.0 million unsecured line of credit under which there were no borrowings outstanding at September 30, 1999, and December 31, 1998. Standby letters of credit under the line of credit were zero at September 30, 1999 and $2 million at December 31, 1998. The Company had notes payable (consisting of bank borrowings by the Company's foreign consolidated subsidiaries payable in the local currency some of which are guaranteed by the U.S. parent company) of $17.3 million at June 30, 1999 compared to $21.2 million at December 31, 1998.

The Company has paid a quarterly cash dividend of $.12 per share since 1995.

On October 14, 1998 the Company announced a plan under which it could repurchase up to one million shares of its common stock from time to time in open market transactions. Through September 30, 1999, the Company had repurchased a total of 218,288 shares at a cost of $4.5 million. The Company utilized existing cash to finance such purchases. Additional repurchases, if any, will depend on the prevailing market price of the Common Stock and could require bank borrowings.

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

The Company also has a program to determine whether its instrumentation products are Year 2000 compliant. The Company's website contains a regularly updated product compliance status page which customers can access to obtain information regarding the compliance status of their DPC products. The Company is also providing customer support and customer satisfaction services to all of its customers regarding Year 2000 issues. The IMMULITE 2000 instrument, which the Company began shipping in March 1998, is Year 2000 compliant. The Company has determined that the IMMULITE One instrument was not Year 2000 compliant and has so informed the FDA, and has supplied all required upgrades to its customers. A relatively few older products are not compliant and will not be upgraded due to obsolescence. The costs incurred to date and expected to be incurred to upgrade products and systems are not material.

While the Company currently believes that it has brought its own systems and products into Year 2000 compliance, if the Company encounters unforeseen problems it could be subject to legal claims (with or without merit), increased warranty costs, or customer dissatisfaction which could result in a material adverse effect on the Company's business, financial condition and results of operations.

The Company presently believes that its worst case Year 2000 scenario would be as a result of the failure of a third party supplier for which there is no readily available substitute such as power or telecommunications. In such a case the company could be forced to temporarily reduce or curtail its activities at a given location. The Company has taken steps to have multiple vendors for many of the materials it uses in its production process and in certain cases will increase the amount of materials in its production inventory in December of 1999. During the fourth quarter the company will continue to evaluate its contingency preparations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change during the quarter ended September 30, 1999, from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     10.4      1990 Stock Option Plan

     10.6      1997 Stock Option Plan

     27        Financial Data Schedule

(b)  Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DIAGNOSTIC PRODUCTS CORPORATION
                                                                    (Registrant)


       OCTOBER 27, 1999                              SIGI ZIERING
-----------------------------         ------------------------------------------
Date                                  Sigi Ziering, Ph.D., Chairman of the Board
                                                         Chief Executive Officer



       OCTOBER 27, 1999                             JAMES L. BRILL
-----------------------------         ------------------------------------------
Date                                              James L. Brill, Vice President
                                                         Chief Financial Officer