Form 10-K
period 1999-12-31
DIAGNOSTIC PRODUCTS CORP
filed 2000-03-29
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-K


        [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the year ended December 31, 1999

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from         to             .
                                      ---------  -------------

        Commission file number 1-9957


                        DIAGNOSTIC PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)




              CALIFORNIA                               95-2802182
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $213,863,000 as of March 7, 2000.

      The number of shares of Common Stock, no par value, outstanding as of March 7, 2000, was 13,676,754.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the proxy statement for the 2000 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

Diagnostic Products Corporation ("DPC" or the "Company") develops, manufactures and markets medical immunodiagnostic test kits which utilize state-of-the-art technology derived from immunology and molecular biology, and automated laboratory instruments which perform the tests. The Company's products are used by hospital, clinical, veterinary, research and forensic laboratories and doctors' offices to obtain precise and rapid identification and measurement of hormones, drugs, viruses, bacteria and other substances present in body fluids and tissues at infinitesimal concentrations. The principal clinical applications of the Company's more than 400 assays (tests) relate to the diagnosis and management of thyroid disorders, anemia, reproductive disorders, diabetes, allergies, bone metabolism, infectious diseases, substance abuse and certain types of cancer. The Company's kits are used for in vitro testing, meaning the tests are performed outside of the body, typically in a test tube. The Company, with its affiliated research and development and manufacturing facilities in the United Kingdom, Germany, and China, markets its products through a national sales force and through a worldwide distribution network covering over 100 countries.

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

      In the 1980's, the market began to shift to non-isotopic systems using fluorescence (FIA) and enzyme (EIA) labels. Non-isotopic technologies have the advantages of longer shelf life, no safety issues associated with the use and disposal of radioactive materials, and ease of automation. Currently, non-isotopic systems account for approximately 90% of the market. DPC's major entry into this market was the IMMULITE system, which uses assays based on chemiluminescence technology. As a result of the growth in sales of IMMULITE systems, sales of RIA products as a percentage of total sales have been steadily declining for several years, to 17% of sales in 1999.

      IMMULITE assays and instruments represented 54%, 63% and 70% of sales in 1997, 1998 and 1999 respectively. This upward trend is expected to continue. Because IMMULITE is a closed system (it will not perform other manufacturers' tests), one of the most important factors in the successful marketing of the IMMULITE system is the ability to offer a broad menu of assays which can be performed on the system. DPC believes that it has the most extensive menu offering of any automated instrument on the market, especially those tests that when grouped together constitute a decision-making panel for a specific disease state, such as thyroid and fertility. At December 31, 1999, DPC had 103 IMMULITE assays available in the international markets, of which 69 had been cleared for marketing by the FDA in the U.S. In addition, 35 out of a total of 48 of the most important assays on the newly developed second generation IMMULITE 2000 have been released for sale in the U.S. The Company's research and development activities continue to be focused on expanding the IMMULITE and IMMULITE 2000 menus.

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

      THYROID - The most frequent utilization of immunoassay techniques is for the determination and monitoring of thyroid function. The IMMULITE systems have the advantage of having the most extensive and unique thyroid panel consisting of 11 tests. The IMMULITE thyroid panels include Third Generation TSH for initial testing and assays for routine follow-up testing such as Free T4, T3, and even Anti-TPO.

      REPRODUCTIVE HORMONES - DPC has been a longtime market leader in fertility and infertility assays due, in great part, to the high degree of difficulty in developing these challenging assays. To maintain its traditional advantage in this field, a total of 10 tests that fall in this category are currently available on the IMMULITE automated instrument.

      CANCER - Tumor markers are being widely accepted as an important diagnostic tool. The most successful tumor marker is prostate specific antigen
(PSA), which is used for the diagnosis of prostate cancer in males. DPC is the only company that offers three PSA markers in fully automated format on the IMMULITE, including the unique Third Generation PSA assay, which has an order-of-magnitude greater sensitivity than any other PSA assay currently available. DPC offers a total of 13 tumor markers on the IMMULITE, a larger menu than any competitor.

      INFECTIOUS DISEASES - A relatively new area for DPC is the development of assays for the detection of infectious diseases, which is one of the fastest growing segments of immunoassays. The Company has developed 14 such assays on the IMMULITE system.

      ALLERGY - Allergy testing comprises a worldwide market of approximately $250 million with one company, Pharmacia-Upjohn, dominating the field for the last 30 years. DPC, with its unique patented liquid technology, has established itself as the second leading supplier of these test kits. DPC has approximately 300 tests for specific allergens (and panels) available in a semi-automated microplate format. In response to requests from European customers for complete automation of allergy tests, DPC has added the major large volume allergy screening assays to the IMMULITE menu, bringing full automation to 13 allergy tests and panels as of December 31, 1999. These include such unique assays as Latex and ECP assay, the latter an important tool for the diagnosis and management of asthma. In 1998, DPC decided to focus on continuing to convert key allergen panels to IMMULITE format and to discontinue work on a separate allergy system.

      INFLAMMATORY MARKERS - A new line of potentially important disease markers currently under intensive investigation by researchers are the cytokines, often referred to as "the hormones of the immune system." DPC is the only company that offers these assays in automated format, and currently has five cytokine assays on the IMMULITE system, with others in development. Studies in Europe have indicated that certain cytokines are valuable tools for the management of sepsis, a bacterial infection that often occurs in intensive care units. As a result, these cytokine assays are being used routinely in intensive care units in Germany, and the Company anticipates that interest in these assays will spread to other parts of the world.

      DPC has obtained exclusive rights from XOMA Corporation to market an automated immunoassay for a marker of inflammation due to infection, termed Lipopolysaccharide Binding Protein (LBP). This marker of systemic exposure to gram negative bacteria is an acute phase protein that is produced by the liver. Elevated blood levels of LBP have been reported in patients with a wide variety of conditions, including abdominal infections, meningococcemia, systemic inflammatory response syndrome, ulcerative colitis, Crohn's disease, hemolytic uremic syndrome, hemorrhage due to trauma, and cardiopulmonary bypass procedures. An IMMULITE assay for LBP is now undergoing clinical evaluations.

      CARDIAC - Cardiovascular disease is the leading cause of morbidity and mortality in developed nations and represents a $300 million dollar worldwide market. Cardiac biomarkers are quickly assuming a critical role in directing and confirming the physician's diagnostic, prognostic and therapeutic options required to manage the heart attack patient. DPC has recently introduced the IMMULITE Turbo platform with accelerated test throughput provided by a simple upgrade of the existing IMMULITE software. CK-MB, Myoglobin and Troponin test results are rapidly delivered in 15 minutes. The proprietary biochemical design of the new reagent system combined with the accelerated throughput of the IMMULITE Turbo facilitates rapid test results for time dependent therapeutic decision.

AUTOMATED LABORATORY INSTRUMENTATION

In addition to an extensive line of diagnostic test kits, DPC designs and manufactures automated laboratory instruments which perform the tests and which provide fast, accurate results, while reducing labor and reagent costs.

      The IMMULITE system is an automated, random-access, computer-driven instrument that performs immunoassays utilizing chemiluminescent technology. The IMMULITE system is totally automated with respect to sample and conjugate handling, incubation, washing and substrate addition. Printed reports are generated by the system's external computer for each sample. The system has the potential for total random-access immunoassays (meaning that the system can perform any test, or combination of tests, on any patient sample at any time) with capacity for walk-away processing of up to 120 samples per hour. The patented solid-phase wash technology and chemiluminescent detection method employed in the IMMULITE system enables the Company to improve the sensitivity of tests used on the IMMULITE system. An assay's "sensitivity" is the smallest amount of a substance, which it can detect.

      DPC commenced shipments of the next generation IMMULITE 2000 in the first quarter of 1998. The IMMULITE 2000 is a high-speed analyzer with a throughput of up to 200 tests per hour which offers the medium- to high-volume laboratory increased efficiency in streamlining its testing workload. The IMMULITE 2000 can run for a full shift without the necessity of replenishing the on-board supplies. This increased throughput allows DPC to participate in a higher volume segment of the market where the average reagent use per analyzer exceeds that of the original IMMULITE unit. The IMMULITE 2000 includes advanced features such as primary tube sampling and a proprietary auto-dilution capability. The system can also be interfaced with robotic laboratory sample-handling systems and can be connected to the customer's computer for specification of the tests to be run on each sample as well as recording the results. Another innovative feature of the IMMULITE 2000 is a remote diagnostic capability that permits DPC's service facility to access any IMMULITE 2000 worldwide for the purpose of diagnosing system problems. The Company believes that the IMMULITE 2000 will complement the existing IMMULITE and extend its life cycle.

      In response to customers' needs, DPC is developing the IMMUGOLD, a smaller instrument which can provide test results within five minutes for point-of-care applications, such as at the hospital bed site, in intensive care units or in emergency rooms, where rapid results are critical. The IMMUGOLD will utilize innovative, patented proprietary technology which will offer a number of advantages over current immunodiagnostic technologies. The assays used in this system are homogeneous, eliminating the need for a wash step, which is common to other immunoassay systems. The biosensor and all necessary reagents are included in a single, self-contained cartridge. The hands-off nature of the technology makes it possible to design an inexpensive and simple-to-operate analyzer requiring minimal training. The Company expects to begin alpha site testing for this new system in the second quarter of 2000.

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

      MARK 5 Robotic Pipettor- The MARK 5 is an open system which accommodates tubes or plates in a limitless range of pipetting applications, such as serial dilutions and multiple test combinations. The instrument uses four probes to process up to 600 samples per hour. The MARK 5 is used in biotechnology, pharmaceutical, drug testing, allergy testing, clinical and veterinary laboratories.

      Mark 5 HSS System - The Mark 5 HSS is a special adaptation of the MARK 5 system that provides an easy, effective means of automating immunohistochemistry slide staining procedures. This open system can be used for the immunoperoxidase staining of tissue sections using DPC's ImmuStain product line, as well as numerous other reagents and protocols available from any manufacturer. Each run can accommodate up to 100 slides and more than 1000 primary antibodies.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company devotes substantial resources to research and development to update and improve its existing products, as well as to develop new products. R&D capabilities in the United States include fully staffed departments in organic synthesis, biochemistry, antisera/hybridoma, protein chemistry, molecular biology and infectious disease, method development, instrumentation and software. During the years ended December 31, 1997, 1998 and 1999, the Company spent $19,710,000, $22,342,000 and $24,550,000 on research and development, representing approximately 11% of sales, respectively.


MANUFACTURING AND SERVICE

The Company's principal test kit manufacturing facility is located in Los Angeles, California. Approximately 25% of test kit production is conducted at the EURO/DPC facility in the United Kingdom. The Company's European manufacturing facilities enable the Company to maintain its competitiveness in the European Economic Community (EEC) by minimizing import duties and freight charges and by reducing the effects of currency exchange fluctuations. Certain kits are also manufactured by DPC affiliates in Germany and China.

      The IMMULITE system instrumentation is assembled at the Company's facility in New Jersey. Component parts, such as computer hardware, are supplied by original equipment manufacturers. The Company provides a one year warranty which covers parts and labor. The IMMULITE systems are listed by Underwriter's Laboratories Inc. (UL). The Company's and its distributors' technical service personnel install new units, train customers in the use of the system, and provide maintenance and service for the instrumentation.

      The EURO/DPC Instrumentation Division in the United Kingdom manufactures diagnostic instrumentation and develops associated software used in the allergy product lines. These instruments include the MARK 5, an automated pipettor; the MicroLite 3 pipetting aid; and the MARK 5 BCR barcode reader. Certain components of the IMMULITE and Immulite 2000 instruments are also manufactured in Wales.

      Certain of the Company's instruments and software are manufactured by OEMs, including AlaSTAT Microplate instrumentation, gamma counters used with RIA tests, and spectrophotometers used with certain EIA tests. The Company is not dependent on any outside supplier and believes that alternate sources are readily available.

      DPC's Los Angeles and New Jersey facilities are ISO 9001 registered. Euro/DPC Limited, the Company's wholly owned manufacturing subsidiary in Wales, was the first immunodiagnostics company in the world to be registered under British Standard BS 5750. EURO/DPC is now registered to ISO 9001 and EN 46001 standards.

      DPC provides technical support for all its products, including reagents, instruments and software, via telephone and on-site service.


MARKETING AND SALES

The Company markets its diagnostic kits to hospital, clinical, forensic, research, reference and veterinary laboratories, to doctors' offices, and to U.S. government agencies. The Company markets its products in the United States directly to laboratories and hospitals through its own sales force and through a distribution agreement entered into in January, 2000 with Dade Behring. The agreement with Dade Behring provides it with the exclusive right to distribute IMMULITE products to Novation customers. Novation is the supply company for VHA. Inc. and the University HealthSystem Consortium, two national health care alliances, and manages $12 billion in annual supply purchases through 4,200 organizations. The Company sells to the U.S. doctors' office market through a network of independent distributors as well as through its own sales force. Sales personnel and distributors are trained to demonstrate the Company's product line in the customer's laboratory and are supported by the Company's Los Angeles and New Jersey-based technical services departments.

      In 1999, DPC was selected as an approved vendor for Shared Services Healthcare Inc. of Atlanta, GA, a large group purchasing organization (GPO) which supports approximately 600 hospital members with an equal number of alternate site memberships. The purchasing program provides member facilities with the opportunity to purchase laboratory supplies in volume and capital equipment. The Company and its joint venture partner in Japan are selling the assets of the joint venture to a third party, IATRON Laboratories Inc. (IATRON). The Company will continue to distribute its products in Japan through IATRON.

      The Company's products are sold on a worldwide basis through distributors in over 100 foreign countries. These distributors, including consolidated distributors, also sell other manufacturer's products which are not directly competitive with the Company's products. Foreign sales (including export sales, sales to non-consolidated foreign affiliates and sales of consolidated subsidiaries) represented approximately 80% of total sales in the last three fiscal years. Europe accounted for approximately 48%, 46% and 47% of total sales in 1997, 1998 and 1999 respectively. See Notes 5 and 12 of Notes to Consolidated Financial Statements for information regarding foreign operations.

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

      Given the Company's high proportion of sales to the European Union (EU) countries, the Company has undertaken the necessary steps to comply with the EU In-Vitro Diagnostic Directive (IVDD). The Company expects to be fully compliant with all relevant aspects of the EU IVDD by June 7, 2000 and therefore be qualified to apply the "CE Mark" to most of it's IVD kits and instruments as mandated by the EU.


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

      Many companies manufacture and sell automated immunodiagnostic systems in the global marketplace. The Company's principal competitors are Abbott Diagnostics, Bayer and Roche Diagnostics. All of these companies are substantially larger and have greater resources than the Company. The principal competitive factors in automated systems are size of menu (the number of assays which can be performed on the system), ease of use, and price (equipment cost, service and reagent cost). The Company's IMMULITE system currently offers one of the widest menus of any automated system and the Company is focusing its development efforts on expanding this menu.


EMPLOYEES

As of December 31, 1999, the Company (including its consolidated subsidiaries) had 1,711 employees, including 767 in manufacturing, 284 in research and development, 381 in marketing and sales and 279 in administration. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified technical and operational personnel.

ITEM 2. PROPERTIES



The following is a list of significant properties owned and leased by the Company and its consolidated subsidiaries as of December 31, 1999:


Location                            Size        Owned/Leased     Uses
-----------------------------  ---------------  ------------     ---------------------------------
Los Angeles, California        116,000 sq. ft.     Leased(1)     Corporate offices, manufacturing,
                                                                 warehousing, distribution, and
                                                                 research and development

Los Angeles, California         60,000 sq. ft.      Owned        Adjacent to Corporate offices,
                                                                 manufacturing and warehousing

Gorman, California                  80 acres        Owned        Raw material processing

Randolph, New Jersey            59,000 sq. ft.     Leased(2)     Research, manufacturing and
                                                                 distribution

Glyn Rhonwy, Wales, UK         110,000 sq. ft.      Owned        Research, manufacturing and
                                                                 distribution

Paris, France                    8,200 sq. ft.     Leased        Distribution

Sao Paulo, Brazil               12,700 sq. ft.     Leased        Distribution

Bad Nauheim, Germany            56,500 sq. ft.      Owned        Distribution

Humbeek-Grimbergen, Belgium      5,000 sq. ft.      Owned        Distribution

Breda, Netherlands              27,500 sq. ft.      Owned        Distribution

Madrid, Spain                   10,200 sq. ft.     Leased        Distribution

Melbourne, Australia            10,400 sq. ft.      Owned        Distribution

Tianjin, China                  21,500 sq. ft.      Owned        Manufacturing and distribution

Oslo, Norway                     8,000 sq. ft.      Owned        Distribution

Goteborg, Sweden                 9,600 Sq. ft.      Owned        Distribution

--------------

      (1) Annual lease payments of $1,373,000. Leases expire in 2002. See "Item 13. Certain Relationships and Related Transactions."

      (2)   Annual lease payments of $477,000. Leases expire in 2002.

      In 2000 the Company intends to purchase land in New Jersey on which it will build a new 88,000 square foot manufacturing facility for the IMMULITE instrumentation. The construction is expected to be completed by the time the current New Jersey lease expires. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." With these additions, the Company believes that its facilities will be adequate to meet its foreseeable needs.


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

      The following table sets forth the quarterly high and low price of the Company's Common Stock and quarterly dividends per share paid during 1999 and 1998.

                                              1999
                             -------------------------------------
                               High            Low        Dividend
                             ---------      --------      --------
First Quarter                $ 35 5/16      $ 23 7/8       $ .12

Second Quarter                 31 1/2         21 7/8         .12

Third Quarter                  29 1/4         24 11/16       .12

Fourth Quarter                 28 3/8         22 1/2         .12

                                               1999
                              -------------------------------------
                                High            Low        Dividend
                              ---------      --------      --------
First Quarter                 $ 30 13/16     $ 26 1/2      $ .12

Second Quarter                  32 7/8         26 5/8        .12

Third Quarter                   29 3/8         24 3/8        .12

Fourth Quarter                  31 1/8         20 3/8        .12

As of March 7, 2000, the Company had 378 holders of record of its Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, except per Share Data)

INCOME STATEMENT DATA

                                                 Year Ended December 31,
                             ----------------------------------------------------------------
                               1995          1996          1997          1998          1999
                             --------      --------      --------      --------      --------
Sales                        $159,649      $176,832      $186,264      $196,643      $216,193
Net income                     24,169        22,947        18,248        20,213        20,488

Earnings per share:
Basic                            1.83          1.69          1.34          1.47          1.50
Diluted                          1.75          1.65          1.32          1.46          1.49

Weighted average shares
   outstanding:
Basic                          13,209        13,554        13,641        13,746        13,671
Diluted                        13,847        13,926        13,876        13,881        13,771

Dividends per share          $    .46      $    .48      $    .48      $    .48      $    .48


BALANCE SHEET DATA

                                                 Year Ended December 31,
                             ----------------------------------------------------------------
                               1995          1996          1997          1998          1999
                             --------      --------      --------      --------      --------

Working capital              $ 70,539      $ 81,563      $ 83,031      $ 81,001      $ 88,799
Total assets                  189,462       207,002       222,180       246,224       250,494
Shareholders' equity          163,350       182,287       186,295       200,172       206,897

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


RESULTS OF OPERATIONS

      The Company's sales increased 10% in 1999 to $216.2 million compared to sales of $196.6 million in 1998, a 6% increase over 1997 sales. 1999 sales of all IMMULITE products (instruments and reagents) were $150.7 million, a 22% increase over 1998. Sales of IMMULITE products represented 70% of 1999 sales, 63% of 1998 sales and 54% of 1997 sales.

      1999 sales of the Company's original IMMULITE instrument, the IMMULITE One, related reagents and service were $113.4 million, a 3% increase over 1998. Sales of IMMULITE One reagents were up 4% to $90.8 million, while instrument sales were down 4% to $17.7 million. The next generation IMMULITE 2000 instrument, which became commercially available in March 1998, had sales including reagents of $37.3 million in 1999, a 163% increase over 1998 sales of $14.2 million. The IMMULITE 2000 has a longer sales process than the IMMULITE One due to the higher sales price. The Company has also experienced a longer time delay between instrument placement and the ramp-up of reagent sales.

      As of December 31, 1999, 1998 and 1997, the Company had shipped on a cumulative basis approximately 4,900, 4,000 and 3,100 IMMULITE instruments, respectively. This installed base of instruments and an expanding test kit menu are expected to support continued growth in the coming years.

      Sales of the Company's mature RIA products declined approximately 11% in 1999, and represented 17% of 1999 sales compared to 22% of 1998 sales and 26% of 1997 sales. This trend is expected to continue. Sales of other DPC products, including allergy reagents, decreased 5% to $17.7 million in 1999, compared to $18.7 million in 1998. The Company also experienced a decrease in sales of non-DPC products through its consolidated international affiliates from $11.4 million in 1998 to $9.9 million in 1999, due to the discontinuation of non-DPC OEM products previously sold by those affiliates. It is anticipated that the sale of non-DPC products will continue to decline.

      Sales in Brazil accounted for approximately 11% of total sales in 1999, 1998 and 1997. As a result of the devaluation of the Brazilian currency in January 1999, the Company raised its prices in local currency, making its products more expensive in Brazil than they were prior to the devaluation. However to date this has not had a significant impact on unit sales.

      Sales to foreign customers as a percentage of total sales were approximately 80% in each of 1999, 1998 and 1997. Europe, the Company's principal foreign market, represented 47%, 46% and 48% of sales in 1999, 1998 and 1997, respectively. Sales in Germany have decreased to $31.5 million in 1999 from $34.4 million in 1998 and $38.8 million in 1997 due in part to a reduction in non-DPC product sales and changes in reimbursment policies of the German government for medical testing. Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Based on comparative exchange rates in the immediately preceding year, the translation adjustments due to the strong U.S. dollar had a 9% negative impact on 1999 sales, 7% of which related to the relative currency movement in Brazil. In 1998 there was a 1% negative impact on sales and in 1997 there was a 5% negative impact on sales. Due to intense competition, the Company's foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

      Cost of sales have remained stable at approximately 45% of sales in 1999, 1998, and 1997.

      Total operating expenses (Selling, Research and Development, and General and Administration) as a percentage of sales remained fairly stable at approximately 42% in 1999, 1998 and 1997. However selling expense has marginally declined and research and development has remained consistent as a percent of sales, reflecting the Company's continuing commitment to product development.

      Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased 13% in 1999 relative to 1998 and decreased 7% in 1998 relative to 1997 primarily due to fluctuations in earnings of the Italian distributor.

      Net interest and other income represents the excess of interest income and interest on equipment contracts over interest expense and other amounts of income and expense. Net interest income and other income increased 34% in 1999 due to decreased borrowings and declined 52% in 1998 from 1997 due to increased borrowings in 1998.

      The Company's effective tax rate (31% in 1999; 28% in 1998 and 29% in 1997) includes Federal, state and foreign taxes.

      Net income for 1999 (9% of sales) increased 1% over 1998 due to increased contribution from unconsolidated affilitates and increases in other income. Net income for 1998 (10% of sales) increased 11% over 1997 (10% of sales) due to lower operating expenses as a percentage of sales and less of a negative impact from foreign currency transaction and translation adjustments.


LIQUIDITY

      The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flow from operating activities was $28.0 million in 1999, $32.9 million in 1998 and $28.5 million in 1997. Additions to property, plant and equipment in 1999 were $9.0 million compared to $11.2 million in 1998 and $10.5 million in 1997. Cash used for the placement of IMMULITE systems under sales-type and operating leases (for periods of generally three to five years) increased 44% from $11.6 million in 1997 to $16.7 million in 1998 reflecting an increase in this type of IMMULITE placements and decreased to $15.1 million in 1999 reflecting a decrease in this type of IMMULITE placements.

      In late 1998, the Company acquired land in the The Netherlands and commenced construction of a 27,500 square foot building to replace the existing properties. The total cost of the land and building was $2.4 million. The Company expects to purchase land in New Jersey in 2000 at a cost of approximately $2.8 million. The Company plans to construct an 88,000 square foot manufacturing facility on this property over the next several years at a cost of approximately $7.6 million. The Company has no other material commitments for capital expenditures in 2000.

      The Company has a $20 million unsecured line of credit under which there were no borrowings outstanding at December 31, 1999, 1998 and 1997. Standby letters of credit under the line of credit totaled $3,100,000 at December 31, 1997 and $2,000,000 at December 31, 1998. There were no standby letters of credit outstanding at December 31, 1999. The Company had notes payable (consisting of bank borrowings by the Company's foreign consolidated subsidiaries payable in the local currency some of which are guaranteed by the U.S. parent company) of $15.8 million at December 31, 1999 compared to $21.2 million at December 31, 1998 and $15.5 million at December 31, 1997. The terms of the loans are described in Item 7A. Quantitative and Qualitive Disclosure About Market Risk.

      The Company's foreign operations, particularly, at this time, its operations in Brazil, are subject to risks, such as currency devaluations, associated with political and economic instability.

      The Company has paid a quarterly cash dividend of $.12 per share since
1995.

      On October 14, 1998 the Company announced a plan under which it could repurchase up to one million shares of its Common Stock from time to time in open market transactions. At December 31, 1999 the Company had repurchased 218,288 shares at a cost of $4,528,000. The Company utilized existing cash to finance the purchases.

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


YEAR 2000

      The Company completed implementation of its year 2000 remediation plan on a timely basis, and such remediation plan as implemented addresses all critical systems. It is not aware of any adverse effects of year 2000 issues on it, including its systems and operations. It has no information that indicates that a significant vendor may be unable to sell to the Company; a significant customer may be unable to purchase from the Company; or a significant service provider may be unable to provide services to the Company, in each case because of year 2000 compliance problems.

      The Company has completed a program to determine whether its instrumentation products are Year 2000 compliant. The Company's website contains a regularly updated product compliance status page which customers can access to obtain information regarding the compliance status of their DPC products.

      The Company is also providing customer support and customer satisfaction services to all of its customers regarding Year 2000 issues. The IMMULITE 2000 instrument, which the Company began shipping in March 1998, is Year 2000 compliant. The Company determined that the IMMULITE One instrument was not Year 2000 compliant and so informed the FDA. The software used in the IMMULITE One has a two-digit year field which must be changed to a four-digit field. As part of its routine, on-going software development, the Company developed software for the IMMULITE One that was Year 2000 compliant. The Company offered to its customers software and hardware upgrades to make all its products compliant. A relatively few older products are not compliant and will not be upgraded due to obsolescence. The costs incurred to upgrade products have not been significant. Although the Company is not aware of any year 2000 readiness issues affecting it at this time, there can be no assurance that issues, not yet apparent, will not arise during the year 2000 and beyond.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks arising from transactions in the normal course of its business, principally risk associated with interest rate and foreign currency fluctuations.


INTEREST RATE RISK

      The Company periodically invests its excess cash in short-term high-quality commercial paper. At December 31, 1999, the Company had $7,600,000 invested in such securities which yielded an average annual return of 5.60%. The average maturity of these investments is less than one month.

      Additionally, the Company has debt obligations at its foreign subsidiaries that have fixed interest rates and mature on various dates. Substantially all of the Company's debt obligations are denominated in European currencies. The table below presents principal cash flows and related interest rates by fiscal year of maturity:

NOTES PAYABLE INFORMATION DECEMBER 31, 1999
(U.S. Dollars in Thousands)

                                                   Expected Year of Maturity
                               -------------------------------------------------------------------
                                 2000      2001      2002      2003      2004   Thereafter  Total
                               -------   -------   -------   -------   -------  ---------- -------
GERMANY - MARK:
  Variable rate notes          $ 1,787   $ 1,228   $ 1,186   $ 1,186   $ 1,186   $ 2,422   $ 8,995
  Average interest rate           4.90%     4.80%     4.80%     4.80%     4.80%     4.60%

FRANCE - FRANC:
  Fixed rate notes               1,148       504       487       456       214               2,809
  Average interest rate           4.40%     4.65%     4.78%     4.74%     5.08%

NETHERLANDS - GUILDER:
  Fixed rate notes               1,010                                                       1,010
  Average interest rate           4.30%

SPAIN - PESETA:
  Fixed rate notes                 754       172       180       187       195        83     1,571
  Average interest rate           4.00%     4.00%     4.00%     4.00%     4.00%     4.00%

CHINA - RMB:
  Fixed rate notes                 217                                                         217
  Average interest rate           7.67%

NORWAY - SEK:
  Fixed rate notes                  31        31        31        31        31       353       508
  Average interest rate           9.35%     9.35%     9.35%     9.35%     9.35%     9.35%

AUSTRALIA - AUST.$:
  Fixed rate notes                 646                                                         646
  Average interest rate           6.00%
                               -------   -------   -------   -------   -------   -------   -------
                               $ 5,593   $ 1,935   $ 1,884   $ 1,860   $ 1,626   $ 2,858   $15,756
                               =======   =======   =======   =======   =======   =======   =======


FOREIGN CURRENCY RISK

      The Company may periodically enter into foreign currency contracts in order to manage or reduce foreign currency market risk. The Company's policies do not permit active trading of or speculation in, derivative financial instruments. The Company's policy is to hedge major foreign currency cash exposures through foreign exchange forward contracts. The Company enters into these contracts with only major financial institutions, which minimizes its risk of credit loss. A discussion of the Company's primary market risk exposures and the management of those exposures is presented below.

      The Company generates revenues and costs that can fluctuate with changes in foreign currency exchange rates when transactions are denominated in currencies other than the local currency. The Company manufactures its products principally in the United States and the United Kingdom, and sells product to distributors, many of which are owned by the Company, throughout the world. Products sold from the United States are denominated in US dollars and products sold from the United Kingdom are denominated in pounds sterling. The distributors in turn have foreign currency risk related to their product purchases. Many of the Company's owned distributors purchase forward currency contracts to offset currency exposures related to these purchase commitments.

      The table below provides information as of December 31, 1999 concerning the Company's forward currency exchange contracts related to certain commitments of its subsidiaries denominated in foreign currencies. The table presents the contractual amount, the weighted-average expiration date, the weighted-average contract exchange rates and the fair value for its currency contracts outstanding.


FOREIGN CURRENCY EXCHANGE CONTRACTS OUTSTANDING DECEMBER 31, 1999

                                                                         (000's)
                                                                        U.S. Dollar
                                       (000's)      Weighted-Average   Fair Value at     Weighted-
                                     U.S. Dollar    Forward Contract    December 31,      Average
                 Local Currency      Amount Buy   Rate per U.S. Dollar     1999         Maturity Date
                 --------------      ----------   -------------------- ------------     -------------
Contracts for
Purchase of U.S.
Dollars:
                 Deutsche Mark         $3,500          1.82 DEM           $3,704        February 23, 2000
                 French Franc          $1,200          6.04 FRF           $1,274        July 1, 2000
                 Australian Dollar     $  150          1.55 AUS           $  147        January 21, 2000

                                                                         (000's)
                                                                        U.K. Pounds
                                       (000's)      Weighted-Average   Fair Value at     Weighted-
                                     U.K. Pound     Forward Contract    December 31,      Average
                 Local Currency      Amount Buy   Rate per U.K. Pound      1999         Maturity Date
                 --------------      ----------   -------------------  ------------     -------------
Contracts for
Purchase of
U.K. Pounds:
                 French Franc          L   80          9.14 FRF           L   90        March 1, 2000


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 for a listing of the consolidated financial statements and supplementary data filed with this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The required information is hereby incorporated herein by reference to the sections entitled "Election of Directors"; and "Ownership of Common Stock -
Section 16 (a) Beneficial Ownership Reporting Compliance", and "Executive Officers" of the Company's Proxy Statement for the 2000 Annual Shareholders Meeting.


ITEM 11. EXECUTIVE COMPENSATION

The required information is hereby incorporated herein by reference to the sections entitled "Election of Directors-Compensation of Directors", "Executive Compensation" and "Compensation and Stock Option Committee Interlocks and Insider Participation and Related Transactions" of the Company's Proxy Statement for the 2000 Annual Shareholders Meeting.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information is hereby incorporated herein by reference to the section entitled "Ownership of Common Stock" of the Company's Proxy Statement for the 2000 Annual Shareholders Meeting.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is hereby incorporated herein by reference to the section entitled "Compensation and Stock Option Committee Interlocks and Insider Participation and Related Transactions" of the Company's Proxy Statement for the 2000 Annual Shareholders Meeting.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of Report:

      1.    Financial Statements:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 1998 and 1999.

                  Consolidated Statements of Income for the three years ended December 31, 1999.

                  Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1999.

                  Consolidated Statements of Cash Flows for the three years ended December 31, 1999.

                  Notes to Consolidated Financial Statements

      2.    Supplementary Financial Data.

      3. Exhibits - See "Exhibit Index" which appears after the signature page of this report.

(b) Reports on Form 8-K - The Company filed a form 8-K, date of event reported December 17, 1999, on December 27, 1999, which reported on Item 5, other events.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of Diagnostic Products Corporation and its subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnostic Products Corporation and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/  DELOITTE & TOUCHE LLP
----------------------------------



Los Angeles, California
February 17, 2000

                           CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
                                                                     December 31,
                                                              -------------------------
                                                                 1998            1999
                                                              ---------       ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $  18,650       $  14,547
  Accounts receivable--net of allowance
    for doubtful accounts of $136 and $504                       50,440          55,018
  Inventories                                                    54,078          59,439
  Prepaid expenses and other current assets                         580             548
  Deferred income taxes                                           3,305           2,844
                                                              ---------       ---------
  Total current assets                                          127,053         132,396
PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                                             35,878          34,968
  Machinery and equipment                                        60,196          66,050
  Leasehold improvements                                          7,135           7,222
  Construction in progress                                          351           1,064
                                                              ---------       ---------
  Total                                                         103,560         109,304
  Less accumulated depreciation and amortization                 49,348          55,886
                                                              ---------       ---------
  Property, plant and equipment -- net                           54,212          53,418
SALES-TYPE AND OPERATING LEASES                                  33,372          35,070
DEFERRED INCOME TAXES                                             2,005           2,685
INVESTMENTS IN AFFILIATED COMPANIES                              15,509          13,159
EXCESS OF COST OVER NET ASSETS ACQUIRED --
  Net of accumulated amortization of $7,368 and $8,478           14,073          13,766
                                                              ---------       ---------
TOTAL ASSETS                                                  $ 246,224       $ 250,494
                                                              =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                               $  21,178       $  15,756
  Accounts payable                                               15,306          15,790
  Accrued liabilities                                             6,218           8,090
  Income taxes payable                                            3,350           3,961
                                                              ---------       ---------
  Total current liabilities                                      46,052          43,597
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common Stock-no par value, authorized 30,000,000
    shares at December 31, 1998 and 1999; outstanding
    13,661,594 shares and 13,672,754 shares respectively         37,531          37,816
  Retained earnings                                             172,900         186,826
  Accumulated other comprehensive income                        (10,259)        (17,745)
                                                              ---------       ---------
Total shareholders' equity                                      200,172         206,897
                                                              ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 246,224       $ 250,494
                                                              =========       =========

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per Share Data)
                                              Year Ended December 31,
                                     -----------------------------------------
                                       1997            1998             1999
                                     --------        --------         --------
SALES                                $186,264        $196,643         $216,193
COST OF SALES                          83,078          87,068           96,504
                                     --------        --------         --------
  Gross Profit                        103,186         109,575          119,689
                                     --------        --------         --------
OPERATING EXPENSES:
  Selling                              37,520          37,757           40,949
  Research and Development             19,710          22,342           24,550
  General and Administrative           21,684          22,486           25,911
  Equity in Income of Affiliates       (1,363)         (1,262)          (1,421)
                                     --------        --------         --------
OPERATING EXPENSES - NET               77,551          81,323           89,989
                                     --------        --------         --------
OPERATING INCOME                       25,635          28,252           29,700
  Interest/Other Income -Net              687             331              443
                                     --------        --------         --------
INCOME BEFORE INCOME TAXES             26,322          28,583           30,143
  AND MINORITY INTEREST
PROVISION FOR INCOME TAXES              7,500           8,000            9,073
MINORITY INTEREST                         574             370              582
                                     --------        --------         --------
NET INCOME                           $ 18,248        $ 20,213         $ 20,488
                                     ========        ========         ========

EARNINGS PER SHARE:
  BASIC                              $   1.34        $   1.47         $   1.50
  DILUTED                            $   1.32        $   1.46         $   1.49

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                13,641          13,746           13,671
  DILUTED                              13,876          13,881           13,771


SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(Dollars in Thousands)                                     Common Stock
                                                    ------------------------       Retained    Accumulated Other   Comprehensive
                                                      Shares         Amount        Earnings   Comprehensive Income    Income
                                                    ----------      --------       --------   -------------------- -------------
BALANCE, DECEMBER 31, 1996                          13,597,124      $ 36,584       $147,579       $ (1,876)

Comprehensive income:
  Net income                                                                         18,248                          $ 18,248
  Other comprehensive income
  Foreign currency translation adjustment                                                           (9,634)            (9,634)
                                                                                                                     --------
Total comprehensive income                                                                                           $  8,614
                                                                                                                     ========
Issuance of shares upon exercise
  of stock options                                     119,948         1,943
Cash dividends ($.48 per share)                                                      (6,549)
                                                    ----------      --------       --------       --------
BALANCE, DECEMBER 31, 1997                          13,717,072        38,527        159,278        (11,510)

Comprehensive income:
  Net income                                                                         20,213                          $ 20,213
  Other comprehensive income
  Foreign currency translation adjustment                                                            1,251              1,251
                                                                                                                     --------
Total comprehensive income                                                                                           $ 21,464
                                                                                                                     ========
Issuance of shares upon exercise
  of stock options                                     152,810         3,308
Repurchase and cancellation of shares                 (208,288)       (4,304)
Cash dividends ($.48 per share)                                                      (6,591)
                                                    ----------      --------       --------       --------
BALANCE, DECEMBER 31, 1998                          13,661,594        37,531        172,900        (10,259)

Comprehensive income
  Net income                                                                         20,488                          $ 20,488
  Other comprehensive income
  Foreign currency translation adjustment                                                           (7,486)            (7,486)
                                                                                                                     --------
Total comprehensive income                                                                                           $ 13,002
                                                                                                                     ========
Issuance of shares upon exercise
  of stock options                                      21,160           509
Repurchase and cancellation of shares                  (10,000)         (224)
Cash dividends ($.48 per share)                                                      (6,562)
                                                    ----------      --------       --------       --------
BALANCE, DECEMBER 31, 1999                          13,672,754      $ 37,816       $186,826       $(17,745)
                                                    ==========      ========       ========       ========


SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                           Year Ended December 31,
                                                         --------------------------------------
                                                           1997           1998           1999
                                                         --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 18,248       $ 20,213       $ 20,488
    Adjustments to reconcile net income to net cash
      flows from operating activities:
      Depreciation and amortization                        15,270         19,364         16,205
      Equity in income of affiliates                        1,761         (1,604)        (1,192)
      Deferred income taxes                                 1,690           (565)          (219)
    Changes in operating assets and liabilities:
      Accounts receivable                                  (2,543)        (3,426)        (7,501)
      Inventories                                          (7,475)        (4,165)        (6,088)
      Prepaid expenses and other current assets               (30)          (175)            32
      Accounts payable                                      3,375           (264)         3,964
      Accrued liabilities                                     (71)           232          1,872
      Income taxes payable                                 (1,725)         3,288            451
                                                         --------       --------       --------
  Net cash flows from operating activities                 28,500         32,898         28,012
                                                         --------       --------       --------
CASH FLOWS FROM (USED FOR)
INVESTING ACTIVITIES:
    Additions to property, plant and equipment            (10,542)       (11,174)        (9,037)
    Sales-type and operating leases                       (11,572)       (16,687)       (15,088)
    Investment in affiliated companies                        (46)        (2,612)         1,387
                                                         --------       --------       --------
  Net cash from (used for) investing activities           (22,160)       (30,473)       (22,738)
                                                         --------       --------       --------
CASH FLOWS FROM (USED FOR)
FINANCING ACTIVITIES:
    Borrowing (repayment) of notes payable                  9,021          3,685         (2,828)
    Repurchase of common stock                                            (4,304)          (224)
    Proceeds from exercise of stock options                 1,793          3,008            422
    Income tax benefit received upon exercise
      of certain stock options                                150            300             87
    Cash dividends paid                                    (6,549)        (6,591)        (6,562)
                                                         --------       --------       --------
  Net cash from (used for) financing activities             4,415         (3,902)        (9,105)
                                                         --------       --------       --------
EFFECT OF EXCHANGE RATE
CHANGES ON CASH                                            (4,164)          (245)          (272)
                                                         --------       --------       --------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                        6,591         (1,722)        (4,103)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                                       13,781         20,372         18,650
                                                         --------       --------       --------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                           $ 20,372       $ 18,650       $ 14,547
                                                         ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the year for income taxes             $  7,202       $  6,035       $  8,681
                                                         --------       --------       --------
  Cash paid during the year for interest                 $    797       $  1,824       $  1,068
                                                         ========       ========       ========


SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Diagnostic Products Corporation ("DPC" or "The Company") and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Investments in non-majority-owned companies are accounted for using the equity method.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's future operating results are dependent on its ability to research, develop, manufacture and market innovative products that meet customers' needs. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results.

      The Company's products which are sold in the United States, whether manufactured in the United States or elsewhere, require product clearance by the United States Food and Drug Administration.

      The operations of the Company involve the use of substances regulated under various Federal, state and international laws governing the environment. Environmental costs are presently not material to the Company's operations or financial position.

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


CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1998 and 1999 is $12,500,000 and $7,600,000
respectively of short-term commercial paper.


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

      The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. An impairment loss measured by the difference in the estimated value and the carrying value of the related asset, is recognized when the future cash flows is less than the carrying amount of the asset.


INVESTMENTS IN AFFILIATED COMPANIES

Investments in affiliated companies represent equity investments in foreign distributors in which the Company owns a 50% or less equity interest. The investments are stated at cost plus advances, plus the Company's equity in the undistributed net income since acquisition, less amortization of the excess of cost over the net assets acquired.


EXCESS OF COST OVER NET ASSETS ACQUIRED

Excess of cost over net assets acquired represents the difference between investment cost and underlying fair value of assets purchased. It arose as a result of the purchase of certain of the Company's foreign distributors. The excess of cost over net assets acquired is being amortized over 20 years using the straight-line method. The Company periodically reviews excess cost over net assets acquired to assess recoverability; an impairment would be recognized if a permanent diminution in value were determined to have occurred.


FOREIGN CURRENCY TRANSLATION

Assets and liabilities of foreign subsidiaries and affiliates are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and income and expense accounts at the weighted average rate in effect during the year. Foreign exchange translation adjustments are accumulated in a separate component of shareholders' equity.


FOREIGN EXCHANGE INSTRUMENTS

The Company hedges specific foreign currency exposures by purchasing foreign exchange contracts. Such foreign exchange contracts are generally entered into by the Company's European subsidiaries. The subsidiaries purchase forward dollar contracts to hedge firm or anticipated commitments to acquire inventory for resale. The Company does not engage in speculation. The Company's foreign exchange contracts do not subject the Company to exchange rate movement risk as any gains or losses on these contracts are offset by gains or losses on the transactions being hedged. The foreign exchange contracts have varying maturities which generally do not exceed one year. At December 31, 1998 and 1999, the Company had approximately $19,900,000 and $5,000,000 of foreign exchange contracts outstanding, the carrying value of which does not differ significantly from their fair value.


REVENUE RECOGNITION

The Company recognizes sales of its instruments and kits upon shipment to the customer unless its equipment is rented or leased in which case revenue is recognized over the life of the rental or lease agreement. Service contract revenue is recognized over the related contract life.


RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INCOME TAXES

Deferred income taxes represent the income tax consequences on future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes multiplied by the applicable statutory tax rate.


PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137, establishes requirements for recording and reporting derivative financial instruments including hedging transactions and will be adopted by the Company on January 1, 2001. The Company is in the process of evaluating the impact, if any, that will result from implementing SFAS No. 133.


RECLASSIFICATIONS

Minority Interest in accompanying 1998 and 1997 consolidated statements of income has been reclassified to conform to 1999 classifications. Previously, Minority Interest was included in General and Administrative expenses. The effect of separately stating Minority Interest was to decrease General and Administrative expenses by $370,000 and $574,000 for the years ended December 31, 1998 and 1997, respectively.

NOTE 2 - BUSINESS ACQUISITIONS

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

      As of January 1, 1999, the Company acquired an additional 50% interest in DPC Skafte AB (Sweden). As of January 1, 1999, the Company owns 100% of DPC Skafte AB.


NOTE 3 - INVENTORIES

Inventories by major categories are summarized as follows:

        (Dollars in Thousands)               December 31,
                                         --------------------
                                           1998         1999
                                         -------      -------
        Raw materials                    $19,235      $22,499
        Work in process                   19,317       19,165
        Finished goods                    15,526       17,775
                                         -------      -------
                                         $54,078      $59,439
                                         =======      =======


NOTE 4 - SALES-TYPE AND OPERATING LEASES

In addition to outright sales, the Company places IMMULITE instruments with customers under sales-type and operating leases for periods generally from three to five years.

      For operating leases, the cost of the equipment is amortized on a straight-line basis over their estimated lives, which range from three to five years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Sales-type and operating leases are summarized as follows:

     (Dollars in Thousands)                            December 31,
                                                  --------------------
                                                    1998         1999
                                                  -------      -------
     Sales-type leases                            $ 3,390      $ 2,074

     Operating leases                              64,172       69,606
        Less accumulated amortization              34,190       36,610
                                                  -------      -------
        Net                                        29,982       32,996
                                                  -------      -------
     Total                                        $33,372      $35,070
                                                  =======      =======


NOTE 5 - INVESTMENT IN AFFILIATED COMPANIES

The Company has equity interests in three non-consolidated foreign affiliates. The affiliates distribute the Company's products in their countries. The countries and the Company's ownership interest are as follows: Portugal, 40%; Italy, 45%; and Greece, 50%.

      The Company formed a joint venture for the purpose of marketing and manufacturing the Company's immunodiagnostic test kits in Japan. The joint venture (Nippon DPC Corporation), owned equally by the Company and Dainippon Ink and Chemicals, Incorporated ("DIC") is being operated with capital contributed and debt guaranteed by Dainippon Ink and Chemicals, Incorporated and technology by the Company. The Company and DIC have subsequently decided to sell the assets of the joint venture to a third party. The Company will continue to distribute its products in Japan through the third party purchaser, IATRON Laboratories Inc.

      The following represents condensed financial information for all of the Company's investments in non-consolidated affiliated companies and its joint venture in Japan, and the results of their operations.

      The information presented includes the 50% owned DPC Skafte AB "Sweden", for the years ended December 31, 1997 and 1998. For 1999, DPC Skafte AB is 100% owned and consolidated, and therefore is not included with non-consolidated affiliated companies.

(Dollars in Thousands)                      December 31,
                               ----------------------------------------
                                 1997            1998             1999
                               -------         -------          -------
Current assets                 $43,726         $48,609          $37,359
Property and other assets       34,498          39,244           38,120
                               -------         -------          -------
Total assets                   $78,224         $87,853          $75,479
                               =======         =======          =======
Current liabilities            $36,754         $43,199          $38,115
Non-current liabilities         18,292          24,065           19,987
Shareholders' equity            23,178          20,589           17,377
                               -------         -------          -------
Total liabilities and
  shareholders' equity         $78,224         $87,853          $75,479
                               =======         =======          =======
Sales                          $60,501         $62,227          $64,491
                               =======         =======          =======
Net income                     $   804         $   470          $ 3,899
                               =======         =======          =======

      The Company had sales to non-consolidated affiliates of $21,993,000 in 1997, and $22,318,000 in 1998, and $27,885,000 in 1999, including sales to one affiliate (Italy) of $11,352,000 in 1997, $11,889,000 in 1998, and $16,858,000
in 1999.

      Included in the Company's accounts receivable are trade receivables from non-consolidated affiliates of $5,766,000 at December 31, 1998 and $6,032,000 at December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The Company's cumulative equity in undistributed earnings of non-consolidated affiliated companies at December 31, 1999 is $10,751,000. It is anticipated that additional income taxes payable on earnings, if undistributed, of foreign affiliates, would be substantially offset by U.S. tax credits for foreign taxes paid.

NOTE 6 - NOTES PAYABLE

      Notes payable consist of borrowings by certain of the Company's foreign subsidiaries and are payable in the subsidiaries' local currency. The notes are summarized as follows:

(Dollars in Thousands)                                            December 31,
                                                             --------------------
                                                               1998         1999
                                                             -------      -------
Notes payable to a bank in Germany, at an average
interest rate of approximately 5%, payable through 2006      $12,327      $ 8,995

Notes payable to a bank in France, at an interest rate
of approximately 5%, payable through 2004                      3,232        2,809

Notes payable to a bank in Spain at an interest rate
of approximately 4% payable through 2004                       2,065        1,571

Notes payable to a bank in the Netherlands at an
interest rate of approximately 4% payable through 2019         1,981        1,010

Other                                                          1,573        1,371
                                                             -------      -------
  Total                                                      $21,178      $15,756
                                                             =======      =======

Aggregate future maturities of long-term debt outstanding at December 31, 1999 are $5,593,000 in 2000, $1,935,000 in 2001, $1,884,000 in 2002, $1,860,000 in
2003, $1,626,000 in 2004, and $2,858,000 thereafter. Interest expense was $797,000 in 1997, $1,824,000 in 1998, and $1,068,000 in 1999.

The Company also has a line of credit in the amount of $20 million which matures in May of 2000. No borrowings were outstanding as of December 31, 1999, 1998 and 1997 under the line.


NOTE 7 - EMPLOYEE BENEFIT PLANS

The Company has a defined contribution money purchase pension plan covering substantially all U.S. employees over 21 years of age. Contributions under the pension plan are made annually in an amount equal to 10% of the compensation of all participants for such year. Contributions to the pension plan were $2,365,000 in 1997, $2,484,000 in 1998 and $2,989,000 in 1999.

      The Company has a defined contribution profit sharing plan covering substantially all U.S. employees over 21 years of age. Contributions under the profit sharing plan for any year are made at the discretion of the Board of Directors of the Company, but not in excess of 15% of the compensation of all participants for such year. There were no contributions in 1997, 1998 or 1999.

      As of January 1, 2000, the Company merged the assets of its pension plan and its profit sharing plan. The terms and conditions of the merged plan are comparable to the existing plans except that employees may also make contributions to the plan under the provisions of section 401 (k) of the Internal Revenue Code.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

The provision for income taxes is summarized as follows:

(Dollars in Thousands)                            Year Ended December 31,
                                            ----------------------------------
                                              1997         1998          1999
                                            -------      -------       -------
CURRENT:
  Federal                                   $ 3,992      $ 5,937       $ 6,135
  State                                         708          421           (71)
  Foreign                                     1,110        2,207         3,228
  Deferred federal and
   state income taxes                         1,690         (565)         (219)
                                            -------      -------       -------
Total provision for income taxes            $ 7,500      $ 8,000       $ 9,073
                                            =======      =======       =======


Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:

(Dollars in Thousands)                                   December 31,
                                                     ------------------
                                                      1998        1999
                                                     ------      ------
State income taxes                                   $  147      $   75
DPC Cirrus' net operating losses                         62         289
Inventory                                             2,520       2,275
Depreciation                                            990         857
DPC Cirrus' research and development
  credit carry forwards                               1,081       1,668
Other                                                   510         365
                                                     ------      ------
  Total                                              $5,310      $5,529
                                                     ======      ======


      A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

(Dollars in Thousands)                                     Year Ended December 31,
                                                 -------------------------------------------------
                                                   1997     %        1998     %         1999     %
                                                 ------------      ------------     --------------
Provision for income taxes at statutory rate     $9,012    35      $9,875    35      $10,346    35
State income taxes, net of federal tax benefit      456     2        (141)   (1)         120     1
Foreign income subject to tax other than
  federal statutory rate                             40               (35)               491     2
Non-taxable earnings of FSC                        (952)   (4)       (943)   (3)        (956)   (3)
Research and development tax credit                (403)   (2)       (866)   (3)        (738)   (3)
Net foreign tax credit                             (566)   (2)       (195)   (1)        (200)   (1)
Equity in income of affiliates                     (477)   (2)       (442)   (2)        (497)   (2)
Other                                               390     2         747     3          507     2
                                                 ------------      ------------     --------------
Provision for income taxes                       $7,500    29      $8,000    28      $ 9,073    31
                                                 ============      ============     ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


An income tax benefit during 1999, 1998 and 1997 related to the exercise or early disposition of certain stock options reduced income taxes currently payable by $87,000, $300,000 and $150,000 and was credited directly to shareholders' equity.


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company has a noncancelable operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of persons who are executive officers, directors and/or shareholders of the Company. The agreement extends through December 31, 2002. Approximately $879,000 in 1997, $966,000 in 1998, and $966,000 in 1999 was paid by the Company under the facility lease agreement.

      DPC Cirrus has entered into a noncancelable operating lease for its Randolph, New Jersey manufacturing facility. The agreement extends through November 30, 2002, with a five-year renewal option. Future minimum lease commitments as of December 31, 1999 for both leases are as follows:

(Dollars in Thousands)            2000      2001      2002     Total
                                 ------    ------    ------   ------
                                 $1,850    $1,725    $1,434   $5,009

Rental expense under operating leases approximated $2,187,000 in 1997, $2,673,000 in 1998 and $3,107,000 in 1999.

      The Company has a supply contract with a vendor for chemical compounds which are key components in the IMMULITE system. The Company has agreed to guaranty the vendor's minimum payment obligations to another company in the annual amount of $600,000 through 2004.


NOTE 10 - EARNINGS PER SHARE

Earnings per share (EPS) is presented in accordance with the provisions of SFAS No. 128, "Earnings per Share". The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the income statements presented herein.

(Shares in Thousands)                         Year Ended December 31,
                                        ----------------------------------
                                         1997          1998           1999
                                        ------        ------        ------
Basic                                   13,641        13,746        13,671
Assumed exercise of stock options          235           135           100
                                        ------        ------        ------
Diluted                                 13,876        13,881        13,771
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

      In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following assumptions used for grants in all years; dividend yield of 1.7%, risk-free interest rate of from 4.4% to 5.9% and expected option life of 3 to 10 years. Expected volatility was assumed to be 38.6% in 1997, 36.9% in 1998 and 27.1% in 1999. Forfeiture rate was assumed to be 5% in 1997, 1998 and 1999.

                                                    Weighted     Weighted
                                   Number           Average       Average
                                     of             Exercise       Fair
                                   Shares             Price        Value
                                 ---------         ---------     ---------
Options outstanding,
   December 31, 1996
   (379,453 exercisable)           981,513            $23.21
Granted                            413,500             29.46        $13.79
Exercised                         (119,948)            14.94
Canceled                           (54,525)            27.91
                                 ---------
Options outstanding,
   December 31, 1997
   (349,656 exercisable)         1,220,540             25.92
Granted                            222,000             26.83         10.87
Exercised                         (152,810)            19.69
Canceled                           (66,540)            30.46
                                 ---------
Options outstanding,
   December 31, 1998
   (350,373 exercisable)         1,223,190             26.62
Granted                            182,000             26.25          9.76
Exercised                          (21,160)            19.76
Canceled                           (32,700)            25.62
                                 ---------
Options outstanding,
   December 31, 1999
   (480,870 exercisable)         1,351,330         $   26.55
                                 =========         =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      The following table summarizes information about stock options outstanding at December 31, 1999:

                                Weighted       Weighted                        Weighted
  Range of        Number         Average        Average        Number           Average
  Exercise      Outstanding     Remaining      Exercise      Exercisable        Exercise
   Prices       at 12/31/99       Life           Price       at 12/31/99         Price
------------    -----------   -----------      --------      -----------       ---------
$10.00-19.99       57,200     4.03 years         $18.39          29,960         $18.33
 20.00-29.99    1,119,630     6.88 years          25.58         364,460          23.95
 30.00-39.99      172,500     4.73 years          35.28          85,850          35.49
 40.00-49.99        2,000     6.32 years          41.88             600          41.88

      Pursuant to the plans, 1,701,750 shares of common stock are reserved for issuance upon the exercise of options.

      As permitted by SFAS No. 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

(Dollars in Thousands, except per Share Data)
                                             1997           1998           1999
                                           -------        -------        -------
Net income as reported                     $18,248        $20,213        $20,488
Compensation expense from
  stock options                                318            740          1,152
                                           -------        -------        -------
Net income adjusted                        $17,930        $19,473        $19,336
Adjusted earnings per share-diluted        $  1.29        $  1.40        $  1.40


This proforma impact only takes into account options granted subsequent to January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.


NOTE 12 - SEGMENT AND PRODUCT LINE INFORMATION

      The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufacturers its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Estonia, Sweden, Australia, China, Brazil, Uruguay, Venezuela, Costa Rica, Honduras, El Salvador, Guatemala and Panama.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

                                                  Year Ended December 31,
                                          ----------------------------------------
                                            1997            1998            1999
                                          --------        --------        --------
Sales:
   IMMULITE                               $100,127        $123,861        $150,714
   Radioimmunoassay ("RIA")                 48,936          42,565          37,813
   Other                                    37,201          30,217          27,666
                                          --------        --------        --------
                                          $186,264        $196,643        $216,193
                                          ========        ========        ========


The Company is organized and managed by geographic area. Transactions between geographic segments are accounted for as normal sales for internal reporting and management purposes with all intercompany amounts eliminated in consolidation. Sales are attributed to geographic area based on the location from which the instrument or kit is shipped to the customer. Information reviewed by the Company's chief operating decision maker on significant geographic segments, as defined under SFAS No. 131, is prepared on the same basis as the consolidated financial statements and is as follows:

(Dollars in Thousands)                                                December 31, 1999
                              --------------------------------------------------------------------------------------------------
                                             Euro/DPC         DPC
                                             Limited        Biermann     DPC Medlab                       Less:
                                United       (United        (German      (Brazilian                    Intersegment
                                States       Kingdom)        Group)         Group)         Other       Elimination       Total
                              ---------     ---------      ---------     ----------      ---------     ------------    ---------
Sales                         $ 148,443     $  29,323      $  31,471      $  24,472      $  47,187      $ (64,703)     $ 216,193
Operating expenses               54,623         6,395         10,017          6,969         13,406                        91,410
Interest income
  (expense), net                  3,791          (512)          (628)        (1,441)          (767)                          443
Minority interest                                                               582                                          582
Provision (benefit) for
  income taxes expense            5,847         1,173           (227)         1,189          1,091                         9,073
Net income (loss)                15,086         2,680           (382)           743          2,061            300         20,488
Segment assets:
Long-lived assets                50,156        17,916         19,520         10,250         22,871         (5,300)       115,413
Total assets                    250,119        38,710         30,119         19,892         46,237       (134,583)       250,494
Capital expenditures              2,816         5,172          8,673          2,086         11,589         (2,940)        27,396

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)                                                December 31, 1998
                              --------------------------------------------------------------------------------------------------
                                             Euro/DPC         DPC
                                             Limited        Biermann     DPC Medlab                       Less:
                                United       (United        (German      (Brazilian                    Intersegment
                                States       Kingdom)        Group)         Group)         Other       Elimination       Total
                              ---------     ---------      ---------     ----------      ---------     ------------    ---------
Sales                         $ 127,936     $  27,468      $  34,425      $  24,081      $  38,926      $ (56,193)     $ 196,643
Operating expenses               46,875         6,070          9,465          7,268         12,907                        82,585
Interest income
  (expense), net                  4,508          (800)          (970)        (1,675)          (732)                          331
Minority Interest                                                               370                                          370
Provision (benefit) for
  income taxes expense            5,793         1,269           (253)           358            833                         8,000
Net income (loss)                16,214         2,820           (417)           471          1,325           (200)        20,213
Segment assets:
Long-lived assets                52,937        16,869         19,138         12,851         20,871         (5,500)       117,166
Total assets                    239,509        36,230         32,753         19,704         41,896       (123,868)       246,224
Capital expenditures              4,293         3,305          9,869          4,594         11,879         (3,500)        30,440



(Dollars in Thousands)                                                December 31, 1997
                              --------------------------------------------------------------------------------------------------
                                             Euro/DPC         DPC
                                             Limited        Biermann     DPC Medlab                       Less:
                                United       (United        (German      (Brazilian                    Intersegment
                                States       Kingdom)        Group)         Group)         Other       Elimination       Total
                              ---------     ---------      ---------     ----------      ---------     ------------    ---------
Sales                         $ 114,797     $  24,033      $  38,789      $  19,672      $  32,342      $ (43,369)     $ 186,264
Operating expenses               46,016         4,178         11,787          6,160         10,773                        78,914
Interest income
  (expense), net                  4,013          (700)          (728)        (1,233)          (665)                          687
Minority Interest                                                               574                                          574
Provision (benefit) for
  income taxes expense            6,390           487           (609)           222          1,010                         7,500
Net income (loss)                15,601         1,917           (919)           730            219            700         18,248
Segment assets:
Long-lived assets                52,060        15,715         13,421         10,847         14,779         (5,000)       101,822
Total assets                    219,081        31,277         24,766         25,690         32,345       (110,979)       222,180
Capital expenditures              6,595         1,339          1,175          4,261          5,041         (2,800)        15,611

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's export sales to unaffiliated customers are summarized as follows:

(Dollars in Thousands)       Western         South        Other        Total
                             Europe         America       Exports     Exports
                             -------       --------      --------     -------
1997                         $ 3,466       $ 8,277       $14,509      $26,252
1998                           2,794         8,406        13,701       24,901
1999                           3,771         6,635        14,691       25,097



                          SUPPLEMENTARY FINANCIAL DATA


Unaudited quarterly financial information for the years ended December 31, 1998 and 1999 is summarized as follows:


(In Thousands, Except per Share Data)

                                                  Quarter Ended
                         -----------------------------------------------------------------
                         March 31,     June 30,   September 30,  December 31,   Year Ended
                           1998          1998          1998          1998          1998
                         --------      --------   ------------   -----------    ----------
Sales                    $ 46,104      $ 49,278      $ 48,773      $ 52,488      $196,643
Gross profit               25,709        27,849        27,319        28,698       109,575
Income taxes
                            1,720         2,190         2,090         2,000         8,000
Net income                  4,104         5,194         5,395         5,520        20,213
Earnings per share:
  Basic                       .30           .38           .39           .40          1.47
  Diluted                     .30           .37           .39           .40          1.46

Weighted Average
Shares Outstanding:
  Basic                    13,746        13,779        13,792        13,669        13,746
  Diluted                  13,907        13,944        13,923        13,749        13,881


                                                  Quarter Ended
                         -----------------------------------------------------------------
                         March 31,     June 30,   September 30,  December 31,   Year Ended
                           1999          1999          1999          1999          1999
                         --------      --------   ------------   -----------    ----------


Sales                    $ 50,466      $ 54,593      $ 53,693      $ 57,441      $216,193
Gross profit               27,260        30,433        29,048        32,948       119,689
Income taxes                1,790         2,150         1,740         3,393         9,073
Net income                  4,100         5,512         4,791         6,085        20,488
Earnings per share:
  Basic                       .30           .40           .35           .45          1.50
  Diluted                     .30           .40           .35           .44          1.49

Weighted Average
Shares Outstanding:
  Basic                    13,669        13,673        13,671        13,673        13,671
  Diluted                  13,818        13,739        13,780        13,747        13,771

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION


By:  /s/ Sigi Ziering                             March 29, 2000
   ------------------------------------
    Sigi Ziering, Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                               TITLE                              DATE
-----------------------------      ---------------------              --------------
/s/ Sigi Ziering                   Chairman of the Board              March 29, 2000
-----------------------------
Sigi Ziering

/s/ Michael Ziering                President and                      March 29, 2000
-----------------------------      Chief Executive Officer
Michael Ziering                    (Principal Executive Officer)
                                   Director

/s/ Sidney A. Aroesty              Chief Operating Officer            March 29, 2000
-----------------------------      Director
Sidney A. Aroesty

/s/ Maxwell H. Salter              Director                           March 29, 2000
-----------------------------
Maxwell H. Salter

/s/ James D. Watson                Director                           March 29, 2000
-----------------------------
James D. Watson

/s/ Frederick Frank                Director                           March 29, 2000
-----------------------------
Frederick Frank

/s/ James L. Brill                 Vice President --                  March 29, 2000
-----------------------------      Finance (Principal
James L. Brill                     Financial and Accounting
                                   Officer)

                                  EXHIBIT INDEX


      3.1   Amended and Restated Articles of Incorporation(6)
      3.2   Bylaws, as amended(6)
      4.1   Stock Certificate(4)
    *10.1   1981 Employee Stock Option Plan, as amended(2)
    *10.2   Retirement Benefits Agreement with Sigi Ziering(3)
    *10.3   Form of Indemnification Agreement with Officers and Directors(1)
    *10.4   1990 Stock Option Plan as amended(7)
     10.5   Standard Industrial Lease with 5700 West 96th Street, general partnership, dated February 18, 1991(5)
    *10.6   1997 Stock Option Plan as amended(7)
     21     Subsidiaries of Registrant
     23     Independent Auditors' Consent
     27     Financial Data Schedule (For EDGAR filing only)

--------------

      *     Management contracts, compensation plans or arrangements

      (1) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988. (File No. 1-9957)

      (2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991. (File No. 1-9957)

      (3) Incorporated by reference to Registrant's Registration Statement on Form S-1 (File No. 2-77287) filed on May 3, 1982.

      (4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988. (File No. 1-9957)

      (5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990. (File No. 1-9957)

      (6) Incorporated by reference to Registrant's Quarterly Report on From 10-Q for the quarter ended June 30, 1992. (File No. 1-9957)

      (7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. (File No. 1-9957)