Form 10-Q
period 2000-03-31
DIAGNOSTIC PRODUCTS CORP
filed 2000-05-12
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2000

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

                                  [YES X] [NO ]

        The number of shares of Common Stock, no par value, outstanding as of March 31, 2000, was 13,680,754.

================================================================================

PART I. FINANCIAL INFORMATION.

ITEM I. FINANCIAL STATEMENTS.

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

(In thousands, except per share data)

                                                 Three Months Ended
                                                      March 31,
                                             --------------------------
                                               2000              1999
                                             --------          --------
SALES                                        $ 59,184          $ 50,466

COST OF SALES                                  26,289            23,206
                                             --------          --------
   Gross Profit                                32,895            27,260
                                             --------          --------

OPERATING EXPENSES:
Selling                                        10,801             9,562
Research and Development                        6,193             5,806
General and Administrative                      6,574             6,082
Equity in Income of Affiliates                   (495)             (480)
                                             --------          --------

OPERATING EXPENSES - NET                       23,073            20,970
                                             --------          --------

   OPERATING INCOME                             9,822             6,290

Interest/Other Expense - Net                     (244)             (399)
                                             --------          --------

INCOME BEFORE TAXES
AND MINORITY INTEREST                           9,578             5,891

PROVISION FOR INCOME TAXES                      2,969             1,790

MINORITY INTEREST                                 318                 1
                                             --------          --------

   NET INCOME                                $  6,291          $  4,100
                                             ========          ========

EARNINGS PER SHARE:
   BASIC                                     $    .46          $    .30
   DILUTED                                        .46               .30

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                       13,681            13,699
   DILUTED                                     13,735            13,818

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

(Dollars in Thousands)                                               March 31,         December 31,
                                                                       2000               1999
                                                                     ---------          ---------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $  10,482          $  14,547
    Accounts receivable-net of allowance for
     doubtful accounts of $654 and $504                                 61,119             55,018
    Inventories                                                         59,754             59,439
    Prepaid expenses and other current assets                              358                548
    Deferred income taxes                                                2,844              2,844
                                                                     ---------          ---------
    Total current assets                                               134,557            132,396
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                                  33,673             34,968
    Machinery and equipment                                             65,444             66,050
    Leasehold improvements                                               7,222              7,222
    Construction in progress                                             1,868              1,064
                                                                     ---------          ---------
    Total                                                              108,207            109,304
    Less accumulated depreciation and amortization                      56,892             55,886
                                                                     ---------          ---------
    Property, plant and equipment - net                                 51,315             53,418
SALES-TYPE AND OPERATING LEASES                                         36,683             35,070
DEFERRED INCOME TAXES                                                    2,685              2,685
INVESTMENTS IN AFFILIATED COMPANIES                                     13,560             13,159
EXCESS OF COST OVER NET ASSETS ACQUIRED-
    Net of accumulated amortization of $9,889 and $9,627                13,470             13,766
                                                                     ---------          ---------
TOTAL ASSETS                                                         $ 252,270          $ 250,494
                                                                     =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                    $  13,913          $  15,756
    Accounts payable                                                    16,766             15,790
    Accrued liabilities                                                  6,113              8,090
    Income taxes payable                                                 4,650              3,961
                                                                     ---------          ---------
    Total current liabilities                                           41,442             43,597
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common Stock-no par value, authorized 30,000,000 shares;
     outstanding 13,680,754 shares and 13,672,754 shares                38,136             37,816
    Retained earnings                                                  191,476            186,826
    Accumulated other comprehensive loss                               (18,784)           (17,745)
                                                                     ---------          ---------
    Total shareholders' equity                                         210,828            206,897
                                                                     ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 252,270          $ 250,494
                                                                     =========          =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

(Dollars in Thousands)                                         Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                             2000              1999
                                                           --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  6,291          $  4,100
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                            4,379             4,799
     Equity in undistributed income of affiliates              (495)             (420)
   Changes in operating assets and liabilities:
     Accounts receivable                                     (6,370)           (5,603)
     Inventories                                               (702)             (576)
     Prepaid expenses and other current assets                  190               296
     Accounts payable                                           943             2,745
     Accrued liabilities                                     (1,977)               53
     Income taxes payable                                       723             1,283
                                                           --------          --------
   Net cash flows from operating activities                   2,982             6,677
                                                           --------          --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Additions to property, plant and equipment                (498)           (2,852)
     Sales-type and operating leases                         (4,268)           (4,458)
     Investment in affiliated companies                        (104)             (307)
                                                           --------          --------
   Net cash used for investing activities                    (4,870)           (7,617)
                                                           --------          --------

CASH FLOWS USED FOR FINANCING ACTIVITIES:
     Repayments of notes payable - net                       (1,131)           (1,206)
     Proceeds from exercise of stock options                    320               295
     Cash dividends paid                                     (1,641)           (1,640)
                                                           --------          --------
   Net cash flows used for financing activities              (2,452)           (2,551)
                                                           --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         275              (679)
                                                           --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (4,065)           (4,170)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               14,547            18,650
                                                           --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 10,482          $ 14,480
                                                           ========          ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1--BASIS OF PRESENTATION

The information for the three months ended March 31, 2000 and 1999 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 annual report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ending March 31, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

NOTE 2--INVENTORIES

Inventories by major categories are summarized as follows:

(Dollars in Thousands)
                           March 31,     December 31,
                             2000             1999
                           -------            -------
Raw materials              $22,339            $22,499

Work in process             21,349             19,165

Finished goods              16,066             17,775
                           -------            -------

Total                      $59,754            $59,439
                           =======            =======

NOTE 3--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

(Dollars in Thousands)
                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                    2000                1999
                                                   -------             -------
Net income                                         $ 6,291             $ 4,100

Foreign currency translation adjustment             (1,039)             (6,425)
                                                   -------             -------

Comprehensive income (loss)                        $ 5,252             ($2,325)
                                                   =======             =======

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SEGMENT AND PRODUCT LINE INFORMATION

The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufacturers its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Australia, New Zealand, China, Brazil, Uruguay, Venezuela, Costa Rica, Honduras, El Salvador, Guatemala, Panama, Sweden, and Estonia.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

(Dollars in Thousands)              Three Months Ended March 31,
                                    --------------------------
                                     2000               1999
                                    -------            -------
Sales:
IMMULITE                            $44,071            $33,197
Radioimmunoassay ("RIA")              9,044              9,973
Other                                 6,069              7,296
                                    -------            -------
                                    $59,184            $50,466
                                    =======            =======

The Company is organized and managed by geographic area. Transactions between geographic segments are accounted for as normal sales for internal reporting and management purposes with all intercompany amounts eliminated in consolidation. Sales are attributed to geographic area based on the location from which the instrument or kit is shipped to the customer. Information reviewed by the Company's chief operating decision maker on significant geographic segments is prepared on the same basis as the consolidated financial statements and is as follows:

                                                   Euro/DPC       DPC
                                                   Limited      Biermann    DPC Medlab                  Less:
                                       United      (United      (German     (Brazilian               Intersegment
(Dollars in Thousands)                 States      Kingdom)      Group)        Group)       Other     Elimination       Total
                                       ------      --------      ------        ------       -----     -----------       -----
Three Months Ended March 31, 2000

 Sales                                $ 39,927     $  7,739     $  7,958      $  6,570     $ 12,527     $(15,537)     $ 59,184

 Net income (loss)                       4,447        1,106         (150)          405          183          300         6,291

Three Months Ended March 31, 1999

 Sales                                $ 32,342     $  7,191     $  8,569      $  5,031     $ 11,330     $(13,997)     $ 50,466

 Net income (loss)                       1,957        1,130          (32)            2          443          600         4,100

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's sales increased 17.3% in the first quarter of 2000 to $59.2 million compared to sales of $50.5 million in the first quarter of 1999. Sales of all IMMULITE products (instruments and reagents) in the first quarter of 2000 were $44.1 million, a 33% increase over the first quarter of 1999. Sales of IMMULITE products represented 74% of first quarter 2000 sales, compared to 66% of first quarter 1999 sales.

IMMULITE reagents represented $32.5 million of 2000 first quarter sales, a 27% increase. Sales of IMMULITE systems (including service revenue) were $11.6 million, up 51% over the first quarter of 1999. The Company shipped a total of 246 IMMULITE systems during the 2000 first quarter, including 126 IMMULITE 2000 systems and 120 IMMULITE One systems. The total base of IMMULITE systems shipped grew to approximately 5,161, including 763 of the IMMULITE 2000 systems.

Sales of the Company's mature RIA products declined approximately 9% in the first quarter of 2000, representing 15% of sales, compared to 20% of sales in the first quarter of 1999. This trend is expected to continue. Sales of other DPC products, including allergy reagents, grew by 11% over the first quarter of 1999 to 7% of 2000 first quarter sales unchanged from 7% in the first quarter in 1999. Sales of non-DPC products through its consolidated international affiliates decreased 44% in the first quarter of 2000 to $2.1 million or 3% of sales.

Due to the significance of foreign sales (78% of total sales), in particular in Europe, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Other than the effects of the currency devaluation in Brazil in the first quarter of 1999 for which the Company was able to increase prices to partially offset the significant change in exchange rates, currency translation effects did not have a significant impact on revenues. In the first quarter of 2000 the strong dollar had a 3% negative impact on sales and only a nominal impact on net income. Due to intense competition, the Company's foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

In the first quarter of 2000 domestic sales grew at 25%, to 22% of total sales while foreign sales, grew at 15%. German Group sales fell from $8.6 million in the first quarter of 1999 to $8.0 million in 2000 due to a change in reimbursement for tests, a reduction in the level of third party product sales and the weakness of the Euro (German Mark) relative to the dollar.

Gross profit as a percentage of sales increased from 54.0% in the first quarter 1999 to 55.6% in the first quarter 2000, driven by manufacturing efficiencies on higher levels of production.

The Company believes that because it sells to its affiliates in dollars, a strengthening dollar as well as a potential increase in product sales through a distribution agreement in the United States could put pressure on gross margins in the future.

Selling expense increased by 13% but as a percentage of sales decreased from 18.9% in the first quarter of 1999 to 18.2% in the first quarter of 2000.

General and administrative expenses increased 8% in the first quarter of 2000 compared to the 1999 first quarter, and decreased as a percentage of sales from 12.1% in 1999 to 11.1% in 2000. Included in general and administrative expenses is the amortization of the excess of cost over net assets acquired.

Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased only slightly in the first quarter of 2000 compared to the first quarter of 1999.

Interest /other expense-net includes interest income, interest expense and foreign exchange transaction losses and gains. The expense decreased by approximately $150,000 in the first quarter of 2000 from the first quarter of 1999 due primarily to a reduction in foreign exchange transaction losses. In the first quarter of 2000 the Company incurred transaction losses of approximately $440,000 primarily related to the weakening of the Euro relative to the U.S. dollar. In the first quarter of 1999 the Company incurred transaction losses of approximately $670,000 primarily related to the devaluation of the Brazilian real. In the first quarter of 2000 the Company also recorded a gain of approximately $215,000 on the sale of a building in the United Kingdom.

The Company's effective tax rate includes Federal, state and foreign taxes. The Company's tax rate increased to 31.0% in the first quarter of 2000 from 30.4% in the first quarter of 1999.

Net income increased 53% to $6.3 million in the first quarter of 2000 or $.46 per diluted share from $4.1 million or $.30 per diluted share in the first quarter of 1999.

LIQUIDITY

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flow from operating activities was $3.0 million in the first quarter of 2000 and $6.7 million in the first quarter of 1999. Additions to property, plant and equipment in the first quarter of 2000 were $0.5 million compared to $2.9 million in the first quarter of 1999. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases was $4.3 million in the first quarter of 2000 compared to $4.5 million in the first quarter of 1999. These leases have periods ranging from three to five years and are designated as sales type if their terms are non-cancelable. The Company used cash to reduce borrowings by $1.1 million in the 2000 first quarter compared to $1.2 million in the 1999 first quarter.

The Company's foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under "Results of Operations" regarding the effects of the Brazilian devaluation in 1999.

The Company expects to purchase real property in New Jersey in 2000 at a cost of approximately $2.8 million. The Company plans to construct an 80,000 square foot manufacturing facility on this property over the next several years at a cost between $10 million and $12 million. The Company has no other material commitments for capital expenditures in 2000.

The Company has a $20 million unsecured line of credit under which there were no borrowings outstanding at March 31, 2000 or December 31, 1999. The Company had notes payable (consisting of bank borrowings by the Company's foreign consolidated subsidiaries payable in the local currency some of which are guaranteed by the Company) of $13.9 million at March 31, 2000 compared to $15.8 million at December 31, 1999.

The Company has paid a quarterly cash dividend of $.12 per share since 1995.

On October 14, 1998 the Company announced a plan under which it could repurchase up to one million shares of its common stock from time to time in open market transactions. Through March 31, 2000 the Company had repurchased a total of 218,288 shares at a cost of $4.5 million. The Company utilized existing cash to finance such purchases. Additional repurchases, if any, will depend on the prevailing market price of the Common Stock and could require bank borrowings. In the first quarter of 2000 the Company sold a building in the United Kingdom. The sale price was $1.5 million dollars, with a book value at the time of sale of $1.3 million.

EURO CONVERSION

The Company has significant sales to European countries (the "participating countries") which began converting to a common legal currency (the "euro") on January 1, 1999. During the transition period of January 1, 1999 to January 1, 2002, public and private parties may pay for goods and services using either the euro or the local currency. During the transition period, conversion rates are not computed directly from one local currency to another. Instead, local currencies are converted first to a euro denomination and then to the second local currency. Beginning January 2002, new euro-denominated bills and coins become legal currency and all former currencies will, over the ensuing months, be withdrawn from circulation. The ultimate conversion to the euro will eliminate currency exchange risk among the participating countries.

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

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward looking statements (identified by the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope" and similar expressions) which are based upon Management's current expectations and speak only as of the date made. These forward looking statements are subject to risks, uncertainties and factors that could cause actual results to differ materially from the results anticipated in the forward looking statements. These risks and uncertainties include the degree of customer demand for the Company's products, customer acceptance of the IMMULITE 2000 and other new products, the Company's ability to keep abreast of technological innovations, the risks inherent in the development and release of new products (such as delays, unforeseen costs and technical difficulties), competitive pressures, currency risks based on the relative strength or weakness of the U.S. dollar, health care regulation and cost containment measures, political and economic instability in certain foreign markets, and the impact of the conversion to the Euro.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

There has been no material change during the quarter ended March 31, 2000, from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    27 Financial Data Schedule
(b) Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DIAGNOSTIC PRODUCTS CORPORATION
                                                                    (Registrant)

             MAY 12, 2000                              /s/ MICHAEL ZIERING
-------------------------------------          ---------------------------------
Date                                                  Michael Ziering, President
                                                         Chief Executive Officer

             MAY 12, 2000                              /s/ JAMES L. BRILL
-------------------------------------          ---------------------------------
Date                                                             James L. Brill,
                                                         Chief Financial Officer