Form 10-Q
period 2000-06-30
DIAGNOSTIC PRODUCTS CORP
filed 2000-08-11
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from___________to___________

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

                               YES [X]    NO [ ]


    The number of shares of Common Stock, no par value, outstanding as of June 30, 2000, was 13,762,854.

================================================================================

PART I.  FINANCIAL INFORMATION.

ITEM I.  FINANCIAL STATEMENTS.


                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

(In thousands, except per share data)

                                                 Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
                                             ---------------------------         ---------------------------
                                                2000              1999              2000              1999
                                             ---------         ---------         ---------         ---------
SALES                                        $  63,645         $  54,593         $ 122,829         $ 105,059
COST OF SALES                                   28,865            24,160            55,154            47,366
                                             ---------         ---------         ---------         ---------
  Gross Profit                                  34,780            30,433            67,675            57,693
                                             ---------         ---------         ---------         ---------

OPERATING EXPENSES:
Selling                                         11,274            10,300            22,075            19,862
Research and Development                         7,056             6,140            13,249            11,946
General and Administrative                       6,720             6,184            13,294            12,266
Equity in Income of Affiliates                    (603)             (404)           (1,098)             (884)
                                             ---------         ---------         ---------         ---------

OPERATING EXPENSES - NET                        24,447            22,220            47,520            43,190
                                             ---------         ---------         ---------         ---------
    OPERATING INCOME                            10,333             8,213            20,155            14,503
Interest/Other Income (Expense) - Net              237              (162)               (7)             (561)
                                             ---------         ---------         ---------         ---------

INCOME BEFORE TAXES
AND MINORITY INTEREST                           10,570             8,051            20,148            13,942
PROVISION FOR INCOME TAXES                       3,160             2,150             6,129             3,940

MINORITY INTEREST                                  381               389               699               390
                                             ---------         ---------         ---------         ---------
    NET INCOME                               $   7,029         $   5,512         $  13,320         $   9,612
                                             =========         =========         =========         =========
EARNINGS PER SHARE:
    BASIC                                    $    0.51         $    0.40         $    0.97         $    0.70
    DILUTED                                       0.50              0.40              0.96              0.70
WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                       13,726            13,673            13,703            13,671
    DILUTED                                     13,877            13,739            13,806            13,779

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

(Dollars in Thousands)                                               June 30,        December 31,
                                                                       2000             1999
                                                                    ---------         ---------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                       $   8,897         $  14,547
    Accounts receivable - net of allowance for
      doubtful accounts of $769 and $504                               68,994            55,018
    Inventories                                                        58,366            59,439
    Prepaid expenses and other current assets                             672               548
    Deferred income taxes                                               2,844             2,844
                                                                    ---------         ---------
    Total current assets                                              139,773           132,396
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                                 36,643            34,968
    Machinery and equipment                                            67,444            66,050
    Leasehold improvements                                              7,242             7,222
    Construction in progress                                            1,129             1,064
                                                                    ---------         ---------
    Total                                                             112,458           109,304
    Less accumulated depreciation and amortization                     58,603            55,886
                                                                    ---------         ---------
    Property, plant and equipment - net                                53,855            53,418
SALES - TYPE AND OPERATING LEASES                                      35,982            35,070
DEFERRED INCOME TAXES                                                   2,685             2,685
INVESTMENTS IN AFFILIATED COMPANIES                                    14,091            13,159
EXCESS OF COST OVER NET ASSETS ACQUIRED -
    Net of accumulated amortization of $10,174 and $9,627              13,183            13,766
                                                                    ---------         ---------
TOTAL ASSETS                                                        $ 259,569         $ 250,494
                                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                   $  16,767         $  15,756
    Accounts payable                                                   18,046            15,790
    Accrued liabilities                                                 7,818             8,090
    Income taxes payable                                                2,185             3,961
                                                                    ---------         ---------
    Total current liabilities                                          44,816            43,597
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common Stock - no par value, authorized 30,000,000 shares;
      outstanding 13,762,854 shares and 13,672,754 shares.             39,639            37,816
    Retained earnings                                                 196,857           186,826
    Accumulated other comprehensive loss                              (21,743)          (17,745)
                                                                    ---------         ---------
    Total shareholders' equity                                        214,753           206,897
                                                                    ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 259,569         $ 250,494
                                                                    =========         =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


(Dollars in Thousands)                                            Six Months Ended
                                                                      June 30,
                                                             -------------------------
                                                               2000             1999
                                                             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 13,320         $  9,612
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                               9,732            9,300
     Equity in undistributed income of affiliates               (1,098)            (884)
   Changes in operating assets and liabilities:
     Accounts receivable                                       (15,183)          (8,076)
     Inventories                                                  (141)          (2,040)
     Prepaid expenses and other current assets                    (124)               2
     Accounts payable                                            3,282            2,210
     Accrued liabilities                                          (272)          (1,605)
     Income taxes payable                                       (1,612)           1,233
                                                              --------         --------
   Net cash flows from operating activities                      7,904            9,752
                                                              --------         --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Additions to property, plant and equipment                 (6,354)          (3,677)
     Sales - type and operating leases                          (6,983)          (7,255)
     Investments in affiliated companies                          (366)            (169)
                                                              --------         --------
   Net cash used for investing activities                      (13,703)         (11,101)
                                                              --------         --------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
     Borrowings (repayments) of notes payable - net              1,831           (2,340)
     Repurchase of common stock                                                    (224)
     Proceeds from exercise of stock options                     1,823              363
     Cash dividends paid                                        (3,289)          (3,281)
                                                              --------         --------
   Net cash flows from (used for) financing activities             365           (5,482)
                                                              --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (216)            (544)
                                                              --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (5,650)          (7,375)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  14,547           18,650
                                                              --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  8,897         $ 11,275
                                                              ========         ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1--BASIS OF PRESENTATION

The information for the six months ended June 30, 2000 and 1999 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 annual report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

NOTE 2--INVENTORIES

Inventories by major categories are summarized as follows:

(Dollars in Thousands)
                                                   June 30,           December 31,
                                                    2000                  1999
                                                   --------           ------------
Raw materials                                      $23,496               $22,499
Work in process                                     20,615                19,165
Finished goods                                      14,255                17,775
                                                   -------               -------
Total                                              $58,366               $59,439
                                                   =======               =======

NOTE 3--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

(Dollars in Thousands)
                                                   Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                              -----------------------------      -----------------------------
                                                2000                 1999          2000                 1999
                                              --------             --------      --------             --------
Net income                                    $  7,029             $  5,512      $ 13,320             $  9,612
Foreign currency translation adjustment         (2,959)              (1,068)       (3,998)              (7,493)
                                              --------             --------      --------             --------
Comprehensive income                          $  4,070             $  4,444      $  9,322             $  2,119
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4--SEGMENT AND PRODUCT LINE INFORMATION

The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufactures its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Australia, New Zealand, China, Brazil, Uruguay, Venezuela, Costa Rica, Sweden, and Estonia.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:


(Dollars in Thousands)               Three Months Ended            Six Months Ended
                                         June 30,                       June 30,
                                  2000            1999            2000            1999
                                --------        --------        --------        --------
Sales:
IMMULITE                        $ 49,301        $ 37,326        $ 93,372        $ 70,523
Radioimmunoassay ("RIA")           8,753           9,962          17,797          19,934
Other                              5,591           7,305          11,660          14,602
                                --------        --------        --------        --------
                                $ 63,645        $ 54,593        $122,829        $105,059
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


                                                Euro/DPC        DPC
                                                 Limited      Biermann      DPC Medlab                   Less:
                                      United     (United       (German      (Brazilian               Intersegment
                                      States     Kingdom)       Group)         Group)      Other      Elimination       Total
                                      ------    --------      --------      ----------     -----     ------------    ----------
(Dollars in Thousands)
Three Months Ended June 30, 2000

  Sales                              $ 44,067     $  8,269     $  7,533      $  7,383     $ 13,335      $(16,942)     $ 63,645

  Net income (loss)                     5,975        1,306          (70)          486          (68)         (600)        7,029

Three Months Ended June 30, 1999

  Sales                              $ 35,678     $  7,301     $  7,686      $  6,566     $ 12,070      $(14,708)     $ 54,593

  Net income (loss)                     2,773        1,108         (186)          493          824           500         5,512

Six Months Ended June 30, 2000

  Sales                              $ 83,994     $ 16,008     $ 15,491      $ 13,953     $ 25,862      $(32,479)     $122,829

  Net income (loss)                    10,422        2,412         (220)          891          115          (300)       13,320

Six Months Ended June 30, 1999

  Sales                              $ 68,020     $ 14,492     $ 16,255      $ 11,597     $ 23,400      $(28,705)     $105,059

  Net income (loss)                     4,730        2,238         (218)          495        1,267         1,100         9,612

NOTE 5--NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is required to be adopted by the Company January 1, 2001. In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101, as amended by SAB 101A and SAB 101B, is required to be implemented during the Company's fourth quarter of fiscal 2000. The Company is in the process of evaluating the impact, if any, SFAS 133 and SAB 101 may have on its consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's sales increased 17% in the second quarter of 2000 to $63.6 million compared to sales of $54.6 million in the second quarter of 1999. Sales also increased 17% in the first six months of 2000 to $122.8 million from $105.1 million in the first six months of 1999. Sales of all IMMULITE products (instruments and reagents) in the second quarter of 2000 were $49.3 million, a 32% increase over the second quarter of 1999. Sales of IMMULITE products represented 77% of second quarter 2000 sales, compared to 68% of second quarter 1999 sales. Sales of all IMMULITE Products in the first six months of 2000 were $93.4 million, a 32% increase over the first six months of 1999. IMMULITE products represented 76% of sales in the first six months of 2000 versus 67% in 1999.

IMMULITE reagents represented $36.9 million of 2000 second quarter sales, a 31% increase and $69.3 million in the first six months of 2000, a 29% increase over 1999. Sales of IMMULITE systems (including service revenue and parts ) were $12.4 million, up 38% over the second quarter of 1999 and $24.0 million in the first six months of 2000 a 44% increase over 1999. The Company shipped a total of 246 IMMULITE systems during the 2000 second quarter, including 102 IMMULITE 2000 systems and 144 IMMULITE One systems. The total base of IMMULITE systems shipped grew to approximately 5,403, including 860 of the IMMULITE 2000 systems.

Sales of the Company's mature RIA products declined approximately 12% in the second quarter of 2000 and 11% in the first six months of 2000, representing 14% and 14% of sales respectively, compared to 18% of sales in the second quarter of 1999 and 19% of sales in the first six months of 1999. This trend is expected to continue. Sales of other DPC products, including allergy reagents, fell by 21% over the second quarter of 1999 and by 26% in the first six months to 6% of 2000 second quarter sales, down from 9% in the second quarter in 1999, and 6% of sales in the first six months of 2000 from 9% in the first six months of 1999. Sales of non-DPC products through its consolidated international affiliates decreased 29% in the first quarter of 2000 to $1.8 million or 3% of sales and decreased 26% in the first six months of 2000 to $3.8 million or 3% of sales.

Due to the significance of foreign sales (76% of total sales in the second quarter and 77% in the first six months of 2000), in particular in Europe, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Other than the effects of the currency devaluation in Brazil in the first quarter of 1999 for which the Company was able to increase prices to partially offset the significant change in exchange rates, currency translation effects did not have a significant impact on revenues. In the second quarter of 2000 the strong dollar had a 6% negative impact on sales and a 3% negative impact on net income. In the first six months of 2000 the strong dollar had a 4% negative impact on sales and a 2% negative impact on net income. Due to intense competition, the Company's foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

In the second quarter of 2000 domestic sales grew at 28%, to 24% of total sales, while foreign sales grew at 14%. German Group sales fell from $7.7 million in the second quarter of 1999 to $7.5 million in 2000 due to a change in government policy relating to the reimbursement for tests, a reduction in the level of third party product sales and the weakness of the Euro (German Mark) relative to the dollar. In the first six months of 2000 domestic sales grew 26% to 23% of total sales.

Gross profit as a percentage of sales decreased from 55.7% in the second quarter 1999 to 54.6% in the second quarter 2000, due in part to increased product costs of foreign affiliates related to the strong dollar and a shift in the sales mix to instruments which carry a lower gross margin. In the first six months of 2000, gross profit as a percentage of sales increased to 55.1% from 54.9% in 1999, in part as a result of increased manufacturing volumes.

The Company believes that because it sells to its affiliates in dollars, a strengthening dollar as well as a potential increase in product sales through a distribution agreement in the United States could put pressure on gross margins in the future.

Selling, research and development and general and administrative expenses all increased in absolute dollars in the second quarter and first six months of 2000 relative to the second quarter and first six months of 1999, but decreased as a percentage of sales.

Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased to $0.6 million in the second quarter of 2000 from $0.4 million in the second quarter of 1999. In the first six months of 2000 this amount increased to $1.1 million from $0.9 million in 1999.

Interest /other income (expense)-net includes interest income, interest expense and foreign exchange transaction losses and gains. In the second quarter as of 2000 the Company had other income of $237,000 versus expense of $162,000 in 1999. In the first six months of 2000 the Company had other expenses of $7,000 versus $561,000 in the same period of 1999. The second quarter of 2000 included a $148,000 foreign currency translation gain versus a $40,000 foreign currency loss in 1999 and net interest income versus net interest expense in 1999. In the first quarter of 1999 the Company incurred transaction losses of approximately $670,000 primarily related to the devaluation of the Brazilian real. In the first quarter of 2000 the Company also recorded a gain of approximately $215,000 on the sale of a building in the United Kingdom.

The Company's effective tax rate includes Federal, state and foreign taxes. The Company's tax rate increased to 29.9% in the second quarter of 2000 from 26.7% in the second quarter of 1999, and to 30.4% in the first six months of 2000 from 28.3% in the same period of 1999.

Net income increased 28% to $7.0 million in the second quarter of 2000 or $.50 per diluted share from $5.5 million or $.40 per diluted share in the second quarter of 1999, and increased 39% in the first six months of 2000 to $13.3 million or $.96 per diluted share from $9.6 million or $.70 per diluted share in 1999.

LIQUIDITY

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flow from operating activities was $7.9 million in the first six months of 2000 and $9.8 million in the first six months of 1999, as the increase in net income was more than offset by the increase in accounts receivable. Additions to property, plant and equipment in the first six months of 2000 were $6.4 million compared to $3.7 million in the first six months of 1999. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases was $7.0 million in the first six months of 2000 compared to $7.3 million in the first six months of 1999. These leases have periods ranging from three to five years. The Company increased borrowings by $1.8 million in the 2000 first six months and used $2.3 million to reduce borrowings in the 1999 first six months.

The Company's foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under "Results of Operations" regarding the effects of the Brazilian devaluation in 1999.

The Company purchased real property in New Jersey in June of 2000 at a cost of approximately $2.6 million. The Company plans to construct an 80,000 square foot manufacturing facility on this property over the next several years at a cost between $10 million and $12 million. The Company has no other material commitments for capital expenditures in 2000.

The Company has a $20 million unsecured line of credit under which there were $1.7 million in borrowings outstanding at June 30, 2000. The Company had other notes payable (consisting of bank borrowings by the Company's foreign consolidated subsidiaries payable in the local currency some of which are guaranteed by the Company) of $15.1 million at June 30, 2000 compared to $15.8 million at December 31, 1999.

The Company has paid a quarterly cash dividend of $.12 per share since 1995.

On October 14, 1998 the Company announced a plan under which it could repurchase up to one million shares of its common stock from time to time in open market transactions. Through June 30, 2000 the Company had repurchased a total of 218,288 shares at a cost of $4.5 million. The Company utilized existing cash to finance such purchases. Additional repurchases, if any, will depend on the prevailing market price of the Common Stock and could require bank borrowings. The Company has not repurchased any shares in 2000.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended June 30, 2000, from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following persons were elected directors of the Company at the Annual Meeting of Shareholders held on May 9, 2000:

                                                     VOTES CAST
                                           -------------------------------
NAME                                          FOR                 WITHHELD
----                                       ---------              --------
Sigi Ziering                               9,703,087              236,047
Sidney A. Aroesty                          9,709,577              229,548
Maxwell H. Salter                          9,704,593              234,532
James D. Watson                            9,703,949              235,175
Michael Ziering                            9,705,453              233,672
Frederick Frank                            9,704,007              235,118

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     27    Financial Data Schedule

(b)  Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DIAGNOSTIC PRODUCTS CORPORATION
                                                                    (Registrant)

             AUGUST 11, 2000                               MICHAEL ZIERING
--------------------------------------           -------------------------------
Date                                                  Michael Ziering, President
                                                         Chief Executive Officer

             AUGUST 11, 2000                               JAMES L. BRILL
--------------------------------------           -------------------------------
Date                                                             James L. Brill,
                                                         Chief Financial Officer