Form 10-Q
period 2000-09-30
DIAGNOSTIC PRODUCTS CORP
filed 2000-11-13
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000

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

                                  YES [X]   NO [ ]

        The number of shares of Common Stock, no par value, outstanding as of September 30, 2000, was 13,862,029.

================================================================================

PART I.  FINANCIAL INFORMATION.

ITEM I.  FINANCIAL STATEMENTS.

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

(In thousands, except per share data)

                                                 Three Months Ended                Nine Months Ended
                                                     September 30,                     September 30,
                                             ---------------------------         ---------------------------
                                                2000              1999              2000              1999
                                             ---------         ---------         ---------         ---------
SALES                                        $  60,579         $  53,693         $ 183,408         $ 158,752

COST OF SALES                                   26,695            24,645            81,849            72,011
                                             ---------         ---------         ---------         ---------
   Gross Profit                                 33,884            29,048           101,559            86,741
                                             ---------         ---------         ---------         ---------

OPERATING EXPENSES:
Selling                                         10,657             9,961            32,732            29,823
Research and Development                         6,465             6,151            19,714            18,097
General and Administrative                       6,200             6,026            19,494            18,134
Equity in Income of Affiliates                    (158)             (185)           (1,256)           (1,069)
                                             ---------         ---------         ---------         ---------

OPERATING EXPENSES - NET                        23,164            21,953            70,684            64,985
                                             ---------         ---------         ---------         ---------

   OPERATING INCOME                             10,720             7,095            30,875            21,756

Interest/Other Income (Expense) - Net           (1,040)             (239)           (1,047)             (958)
                                             ---------         ---------         ---------         ---------

INCOME BEFORE TAXES
AND MINORITY INTEREST                            9,680             6,856            29,828            20,798

PROVISION FOR INCOME TAXES                       2,875             1,740             9,004             5,680

MINORITY INTEREST                                  408               325             1,107               715
                                             ---------         ---------         ---------         ---------

   NET INCOME                                $   6,397         $   4,791         $  19,717         $  14,403
                                             =========         =========         =========         =========

EARNINGS PER SHARE:
   BASIC                                     $    0.46         $    0.35         $    1.44         $    1.05
   DILUTED                                        0.45              0.35              1.41              1.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                        13,812            13,671            13,740            13,671
   DILUTED                                      14,243            13,780            13,952            13,779

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


(Dollars in Thousands)                                            September 30,     December 31,
                                                                      2000              1999
                                                                  ------------      -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                       $  12,354         $  14,547
    Accounts receivable-net of allowance for
      doubtful accounts of $761 and $504                               68,442            55,018
    Inventories                                                        60,166            59,439
    Prepaid expenses and other current assets                             488               548
    Deferred income taxes                                               2,844             2,844
                                                                    ---------         ---------
    Total current assets                                              144,294           132,396
PROPERTY, PLANT AND EQUIPMENT:
    Land and buildings                                                 36,193            34,968
    Machinery and equipment                                            65,502            66,050
    Leasehold improvements                                              7,242             7,222
    Construction in progress                                              396             1,064
                                                                    ---------         ---------
    Total                                                             109,333           109,304
    Less accumulated depreciation and amortization                     58,534            55,886
                                                                    ---------         ---------
    Property, plant and equipment - net                                50,799            53,418
SALES-TYPE AND OPERATING LEASES                                        36,929            35,070
DEFERRED INCOME TAXES                                                   2,685             2,685
INVESTMENTS IN AFFILIATED COMPANIES                                    14,174            13,159
EXCESS OF COST OVER NET ASSETS ACQUIRED-
    Net of accumulated amortization of $10,442 and $9,627              12,867            13,766
                                                                    ---------         ---------
TOTAL ASSETS                                                        $ 261,748         $ 250,494
                                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                   $  14,112         $  15,756
    Accounts payable                                                   20,051            15,790
    Accrued liabilities                                                 8,295             8,090
    Income taxes payable                                                1,228             3,961
                                                                    ---------         ---------
    Total current liabilities                                          43,686            43,597
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common Stock-no par value, authorized 30,000,000 shares;
      outstanding 13,862,029 shares and 13,672,754 shares              42,075            37,816
    Retained earnings                                                 201,601           186,826
    Accumulated other comprehensive loss                              (25,614)          (17,745)
                                                                    ---------         ---------
    Total shareholders' equity                                        218,062           206,897
                                                                    ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 261,748         $ 250,494
                                                                    =========         =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in Thousands)                                        Nine Months Ended
                                                                 September 30,
                                                           -------------------------
                                                             2000             1999
                                                           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $ 19,717         $ 14,403
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                           15,108           13,369
     Equity in undistributed income of affiliates            (1,256)          (1,069)
   Changes in operating assets and liabilities:
     Accounts receivable                                    (15,751)          (7,925)
     Inventories                                             (3,022)          (2,224)
     Prepaid expenses and other current assets                   60               11
     Accounts payable                                         6,771            4,046
     Accrued liabilities                                        205             (930)
     Income taxes payable                                    (2,498)           2,083
                                                           --------         --------
   Net cash flows from operating activities                  19,334           21,764
                                                           --------         --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Additions to property, plant and equipment              (7,436)          (5,726)
     Sales-type and operating leases                        (12,938)         (12,817)
     Investments in affiliated companies                       (115)             517
                                                           --------         --------

   Net cash used for investing activities                   (20,489)         (18,026)
                                                           --------         --------

CASH FLOWS USED FOR FINANCING ACTIVITIES:
     Borrowings (repayments) of notes payable - net             310           (2,150)
     Repurchase of common stock                                  --             (224)
     Proceeds from exercise of stock options                  4,259              413
     Cash dividends paid                                     (4,942)          (4,922)
                                                           --------         --------
   Net cash flows used for financing activities                (373)          (6,883)
                                                           --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (665)            (916)
                                                           --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (2,193)          (4,061)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               14,547           18,650
                                                           --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 12,354         $ 14,589
                                                           ========         ========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

The information for the three months and nine month periods ended September 30, 2000 and 1999 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

NOTE 2--INVENTORIES

Inventories by major categories are summarized as follows:

(Dollars in Thousands)

                                                September 30,          December 31,
                                                    2000                  1999
                                                ------------           -----------
Raw materials                                      $24,582               $22,499

Work in process                                     22,526                19,165

Finished goods                                      13,058                17,775
                                                   -------               -------
Total                                              $60,166               $59,439
                                                   =======               =======

NOTE 3--COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

(Dollars in Thousands)

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                               -------------------------        -------------------------
                                                 2000             1999            2000             1999
                                               --------         --------        --------         --------
Net income                                     $  6,397         $  4,791        $ 19,717         $ 14,403

Foreign currency translation adjustment          (3,871)           1,190          (7,869)          (6,303)
                                               --------         --------        --------         --------

Comprehensive income                           $  2,526         $  5,981        $ 11,848         $  8,100
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--SEGMENT AND PRODUCT LINE INFORMATION

The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment as the kits are required in the use of the instruments and utilize similar technology and instrument manufacturing processes. The Company manufacturers its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Australia, New Zealand, China, Brazil, Uruguay, Venezuela, Costa Rica, Sweden, and Estonia.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

(Dollars in Thousands)

                                   Three Months Ended              Nine Months Ended
                                      September 30,                  September 30,
                                  2000            1999            2000            1999
                                --------        --------        --------        --------
Sales:
IMMULITE                        $ 48,072        $ 38,221        $141,443        $108,744
Radioimmunoassay ("RIA")           8,106           9,095          25,903          29,030
Other                              4,401           6,377          16,062          20,978
                                --------        --------        --------        --------
                                $ 60,579        $ 53,693        $183,408        $158,752
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

                                                        Euro/DPC       DPC
                                                        Limited      Biermann     DPC Medlab                  Less:
                                           United       (United      (German     (Brazilian               Intersegment
                                           States       Kingdom)      Group)        Group)      Other      Elimination       Total
                                           ------       --------     --------    -----------    -----     ------------       -----
(Dollars in Thousands)
Three Months Ended September 30, 2000
 Sales                                    $ 42,591     $  7,618     $  7,155      $  8,105     $ 11,321      $(16,211)     $ 60,579
 Net income (loss)                           4,451        1,342         (358)          519          (57)          500         6,397

Three Months Ended September 30, 1999
 Sales                                    $ 39,416     $  6,549     $  7,263      $  6,689     $ 11,498      $(17,722)     $ 53,693
 Net income (loss)                           3,803          619         (190)          415          444          (300)        4,791

Nine Months Ended September 30, 2000
 Sales                                    $126,585     $ 23,626     $ 22,646      $ 22,058     $ 37,183      $(48,690)     $183,408
 Net income (loss)                          14,184        3,754         (578)        1,410        1,147          (200)       19,717

Nine Months Ended September 30, 1999
 Sales                                    $107,436     $ 21,041     $ 23,518      $ 18,286     $ 34,898      $(46,427)     $158,752
 Net income (loss)                           8,533        2,857         (408)          910        1,711           800        14,403

NOTE 5--NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company does not expect the initial adoption of SFAS 133 to have a material effect on its operations or financial position. The Company is required to adopt SFAS 133 on January 1, 2001.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. At this time, the Company does not expect the adoption of SAB 101 to have a material effect on the operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's sales increased 12.8% in the third quarter ended September 30, 2000 to $60.6 million compared to sales of $53.7 million in the third quarter of 1999. Sales increased 15.5% to $183.4 million in the first nine months of 2000 from $158.8 million in the first nine months of 1999. Sales of all IMMULITE products in the three and nine months ended September 30, 2000 were $48.1 million and $141.4 million, increases of 25.8% and 30.1% over the corresponding periods of 1999. Sales of IMMULITE products represented 77.1% of sales in the first nine months of 2000, compared to 68.5% of sales in the first nine months of 1999.

IMMULITE reagents represented $36.1 million of 2000 third quarter sales, a 26.6% increase over the third quarter of 1999 and $105.4 million of sales in the first nine months of 2000, a 28.3% increase over the first nine months of 1999. Sales of IMMULITE systems (including service and parts) were $12.0 million in the 2000 third quarter, up 23.4% over the third quarter of 1999. In the first nine months of 2000, sales of IMMULITE systems (including service and parts) increased 36.1% to 36.0 million compared to the first nine months of 1999. The Company shipped a total of 244 IMMULITE systems during the third quarter of 2000, including 123 IMMULITE 2000 systems and 121 IMMULITE One systems. The total base of IMMULITE systems shipped grew to approximately 5,640, including approximately 980 of the IMMULITE 2000 systems.

Sales of the Company's mature RIA products declined approximately 10.9% and 10.8% in the three and nine month periods of 2000, representing 13.4% and 14.1% of sales compared to approximately 16.9% and 18.3% of sales in each of the three and nine month periods of 1999. This decline in RIA sales is likely to continue. Sales of other DPC products, including allergy reagents, represented about 4% and 7% of sales in each of the three and nine months periods ended September 30, 2000. Sales of non-DPC products decreased 33% and 28% in the three and nine month periods of 2000 over the corresponding 1999 periods to approximately 3% of sales, due to the discontinuation of non-DPC OEM products previously sold by some consolidated international affiliates.

The weakness in the Euro relative to the U.S. dollar was the primary reason for foreign currency exchange losses of $983,000 in the third quarter and $1,281,000 in the first nine months of 2000 which is included in Interest/)Other Income (Expense)-Net. In the first quarter of 1999 the Company experienced a foreign currency exchange loss of $536,000 related primarily to the devaluation of the Brazilian Real relative to the U.S. dollar.

Due to the significance of foreign sales (approximately 76% of total sales), in particular in Europe, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Had the value of the U.S. dollar relative to other currencies remained constant with the third quarter of 1999, sales for the three and nine month periods of 2000 would have increased an additional 5.8% and 4.8% over the 1999 periods. Net income in the three and nine month periods of 2000 would have been about 1% greater than the amount reported. Due to intense competition, the Company's foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

Cost of sales as a percentage of sales decreased from approximately 45.9% and 45.4% in the three and nine months ended September 30, 1999, to 44.1% and 44.6% in the corresponding 2000 periods, due in part to an increase in the percentage of IMMULITE 2000 reagent sales, which generally have higher gross margins.

The Company believes that because it sells to its affiliates in dollars, a strengthening dollar as well as a potential increase in product sales through a distribution agreement in the United States could put pressure on gross margins in the future.

Selling, Research and Development and general and administrative expenses all increased in absolute dollars in the third quarter and the first nine months of 2000 relative to the third quarter and the first nine months of 1999, but decreased as a percentage of sales.

Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor.

The Company's effective tax rate includes Federal, state and foreign taxes representing its estimate of the effective tax rate for 2000.

LIQUIDITY

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flow from operating activities was $19.3 million in the first nine months of 2000 and $21.9 million in the first nine months of 1999. The increase in net income was more than offset by the increase in accounts receivable which in part reflected increased equipment sales on extended payment terms. Additions to property, plant and equipment in the first nine months of 2000 were $7.4 million compared to $5.7 million in the first nine months of 1999. Cash flow used for the place-ment of IMMULITE systems under sales-type and operating leases was $12.9 million in the first nine months of 2000 compared to $12.8 million in the first nine months of 1999. The Company increased borrowings by $0.3 million in the 2000 first nine months and decreased borrowings by $2.2 million in the 1999 first nine months.

The Company's foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion under "Results of Operations".

The Company purchased real property in New Jersey in June of 2000 at a cost of approximately $2.6 million. The Company plans to construct an 80,000 square foot manufacturing facility on this property over the next several years at a cost between $10 million and $12 million. The Company has no other material commitments for capital expenditures in 2000.

The Company has a $20 million unsecured line of credit under which there were no borrowings outstanding at September 30, 2000. The Company has other notes payable (consisting of bank borrowings by the Company's foreign consolidated subsidiaries payable in the local currency some of which are guaranteed by the Company) of $14.1 million at September 30, 2000 compared to $15.8 million at December 31, 1999.

The Company has paid a quarterly cash dividend of $.12 per share since 1995.

On October 14, 1998 the Company announced a plan under which it could repurchase up to one million shares of its common stock from time to time in open market transactions. Through September 30, 2000 the Company had repurchased a total of 218,288 shares at a cost of $4.5 million. The Company utilized existing cash to finance such purchases. Additional purchases, if any, will depend on the prevailing market price of the Common Stock and could require bank borrowings. The Company has not purchased any of its shares in 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended September 30, 2000, from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     27    Financial Data Schedule

(b)  Reports on Form 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIAGNOSTIC PRODUCTS CORPORATION
                                                          (Registrant)

          NOVEMBER 13, 2000                    MICHAEL ZIERING
------------------------------------   -----------------------------------------
Date                                                  Michael Ziering, President
                                                         Chief Executive Officer

          NOVEMBER 13, 2000                      JAMES L. BRILL
------------------------------------   -----------------------------------------
Date                                                             James L. Brill,
                                                         Chief Financial Officer