Form 10-K
period 2000-12-31
DIAGNOSTIC PRODUCTS CORP
filed 2001-03-29
CIK 702259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the year ended December 31, 2000

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to _____________

                          Commission file number 1-9957


                         Diagnostic Products Corporation
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                        95-2802182
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                          Identification No.)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $574,646,356 as of March 9, 2001.
    The number of shares of Common Stock, no par value, outstanding as of March 9, 2000, was 13,939,574.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the proxy statement for the 2001 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

================================================================================

                                     PART I


ITEM 1.  BUSINESS

    Diagnostic Products Corporation ("DPC" or the "Company") develops, manufactures, and markets medical immunodiagnostic test kits that utilize state-of-the-art technology derived from immunology and molecular biology and automated laboratory instruments that perform the tests. The Company's products are used by hospital, clinical, veterinary, research and forensic laboratories, and doctors' offices to obtain precise and rapid identification and measurement of hormones, drugs, viruses, bacteria, and other substances present in body fluids and tissues at infinitesimal concentrations. The principal clinical applications of the Company's more than 400 assays (tests) relate to the diagnosis and management of thyroid disorders, anemia, reproductive disorders, diabetes, allergies, bone metabolism, infectious diseases, substance abuse, and certain types of cancer. The Company's kits are used for in vitro testing, meaning the tests are performed outside of the body, typically in a test tube. The Company, with its manufacturing facilities in the United States, the United Kingdom, and China, markets its products through a national sales force and through a worldwide distribution network covering over 100 countries.

    Unless the context otherwise requires, the terms "DPC" and the "Company" include the Company's consolidated subsidiaries.

    For information regarding forward-looking statements contained in this report and risks associated with the Company's business, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

IMMUNODIAGNOSTIC TEST KITS

    DPC manufactures more than 400 immunodiagnostic test kits or "assays" that utilize various technologies to detect and measure substances in a patient's body fluids and tissues. The technologies used in DPC's assays include chemiluminescence-enhanced enzyme immunoassay, that is used in the DPC IMMULITE product line; radioimmunoassay (RIA), that uses double antibody, coated tube, and IRMA formats; enzyme immunoassay (EIA), used in microplate; and tube formats featuring a proprietary liquid technology for allergy, immunofluorescence, and latex agglutination. In fiscal year 2000, RIA tests accounted for 14% of sales and allergy and other tests accounted for 8% of sales. Note 12 of the Notes to Consolidated Financial Statements contains additional information concerning sales by product line over the last three fiscal years.

    IMMULITE assay instruments and service represented 63%, 70%, and 78% of sales in 1998, 1999, and 2000 respectively. This upward trend is expected to continue. Because IMMULITE is a closed system (it will not perform other manufacturers' tests), one of the most important factors in the successful marketing of the IMMULITE system is the ability to offer a broad menu of assays that can be performed on the system. DPC believes that it has the most extensive menu offering of any automated instrument on the market, especially those tests that when grouped together constitute a decision-making panel for a specific disease state, such as thyroid and fertility. At December 31, 2000, DPC had 98 IMMULITE assays available in the international markets; the FDA in the U.S. had cleared 72 for sale. In addition, 49 out of a total of 63 of the most important assays on the newly developed second generation IMMULITE 2000 have been released for sale in the U.S. The Company's research and development activities continue to be focused on expanding the IMMULITE and IMMULITE 2000 menus.

    DPC has concentrated on creating the most complete panels of tests for specific disease states. Many of these disease states represent high-volume opportunities in the marketplace or unique, under-served disease categories that allow DPC to fill a market niche. Many of DPC's tests are available in both RIA and non-isotopic formats.

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

    REPRODUCTIVE HORMONES - DPC has been a longtime market leader in fertility and infertility assays due, in great part, to the high degree of difficulty in developing these assays. To maintain its traditional advantage in this field, a total of 10 tests that fall in this category are currently available on the IMMULITE automated instrument.

    CANCER - Tumor markers are being widely accepted as an important diagnostic tool. The most successful tumor marker is prostate specific antigen (PSA), which is used for the diagnosis of prostate cancer in males. DPC is the only company that offers three PSA markers in fully automated format on the IMMULITE, including the unique Third Generation PSA assay, which has an order-of-magnitude greater sensitivity than any other PSA assay currently available. DPC offers a total of 13 tumor markers on the IMMULITE, a larger menu than any of our competitors.

    INFECTIOUS DISEASES - A relatively new area for DPC is the development of assays for the detection of infectious diseases, which is one of the fastest growing segments of immunoassays. The Company has developed 15 such assays on the IMMULITE system.

    ALLERGY - Allergy testing comprises a worldwide market of approximately $200 million with one company, Pharmacia-Upjohn, dominating the field for the last
30 years. DPC, with its unique patented liquid technology, has established itself as the second leading supplier of these test kits. DPC has approximately 300 tests for specific allergens (and panels) available in a semi-automated microplate format. In response to customer demand for complete automation of allergy tests, DPC has added the major large volume allergy screening assays to the IMMULITE menu, bringing full automation to 13 allergy tests and panels as of December 31, 2000. These include such unique assays as Latex and ECP, the latter an important tool for the diagnosis and management of asthma. The Company expects to implement allergy testing on the IMMULITE 2000 during the second half of 2001.

    INFLAMMATORY MARKERS - A new line of potentially important disease markers currently under intensive investigation by researchers are the cytokines, often referred to as "the hormones of the immune system." DPC is the only company that offers these assays in automated format and currently has five cytokine assays on the IMMULITE system, with others in development. Studies in Europe have indicated that certain cytokines are valuable tools for the management of sepsis, a bacterial infection that often occurs in intensive care units. As a result, these cytokine assays are being used routinely in intensive care units in Germany, and the Company anticipates that interest in these assays will spread to other parts of the world.

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

    CARDIAC - Cardiovascular disease is the leading cause of morbidity and mortality in developed nations and represents a $300 million dollar worldwide market. Cardiac biomarkers are quickly assuming a critical role in directing and confirming the physician's diagnostic, prognostic, and therapeutic options required to manage the heart attack patient. DPC has recently introduced the IMMULITE Turbo platform with accelerated test throughput provided by a simple upgrade of the existing IMMULITE software. CK-MB, Myoglobin, and Troponin test results are rapidly delivered in 15 minutes. The proprietary biochemical design of the new reagent system combined with the accelerated throughput of the IMMULITE Turbo facilitates rapid test results for time-dependent therapeutic decision.

    The growing emphasis on risk assessment for cardiovascular disease has led to the routine measurement of cholesterol levels, for example, but also to a widespread demand for additional tests capable of improving the clinician's ability to assess a patient's prospects in this regard. Homocysteine and High Sensitivity CRP are prominent among the state-of-the-art tests in this field. DPC has implemented both of these as automated, random-access assays, and is actively investigating other tests that may prove clinically useful. DPC has received a license from Axis-Shield of the UK for the method of analysis for the measurement of homocysteine.

        THERAPEUTIC DRUG MONITORING (TDM) - There is a large market for assays designed for the routine measurement of therapeutic drugs. For many drugs, regular monitoring is essential to ensure that blood levels are maintained within a narrow therapeutic range: high enough to be clinically effective, but not so high as to induce toxic side effects. Among DPC's offerings on the IMMULITE and IMMULITE 2000 are assays for several of the most common anti-epileptic drugs, namely, Phenobarbitol, Phenytoin, Carbamazepine, and Valproic Acid, which are used to control various types of seizure.

AUTOMATED LABORATORY INSTRUMENTATION

    In addition to an extensive line of diagnostic test kits, DPC designs and manufactures automated laboratory instruments that perform the tests and that provide fast, accurate results, while reducing labor and reagent costs.

    The IMMULITE system, first introduced in 1992, is an automated, random-access, computer-driven instrument that performs immunoassays utilizing chemiluminescent technology. The IMMULITE system is totally automated with respect to sample and conjugate handling, incubation, washing, and substrate addition. Printed reports are generated by the system's external computer for each sample. The system has the potential for total random-access immunoassays (meaning that the system can perform any test, or combination of tests, on any patient sample at any time) with capacity for walk-away processing of up to 120 samples per hour. The patented solid-phase wash technology and chemiluminescent detection method employed in the IMMULITE system enables the Company to improve the sensitivity of tests used on the IMMULITE system. An assay's "sensitivity" is the smallest amount of a substance that it can detect.

    DPC commenced shipments of the next generation IMMULITE 2000 in the first quarter of 1998. The IMMULITE 2000 is a high-speed analyzer with a throughput of up to 200 tests per hour that offers the medium- to high-volume laboratory increased efficiency in streamlining its testing workload. The IMMULITE 2000 can run for a full shift without the necessity of replenishing the on-board supplies. This increased throughput allows DPC to participate in a higher volume segment of the market where the average reagent use per analyzer exceeds that of the original IMMULITE unit. The IMMULITE 2000 includes advanced features such as primary tube sampling and a proprietary auto-dilution capability. The system can also be interfaced with robotic laboratory sample-handling systems and can be connected to the customer's computer for specification of the tests to be run on each sample as well as recording the results. Another innovative feature of the IMMULITE 2000 is a remote diagnostic capability that permits DPC's service facility to access any IMMULITE 2000 worldwide for the purpose of diagnosing system problems. The Company believes that the IMMULITE 2000 complements the existing IMMULITE and has extended its life cycle.

RESEARCH AND DEVELOPMENT ACTIVITIES

    The Company devotes substantial resources to research and development to update and improve its existing products, as well as to develop new products and technologies. In addition to developing and adding allergy testing capabilities to the IMMULITE 2000, the Company's research and development activities include the development of the next generation IMMULITE system and new operating software for both the IMMULITE and the IMMULITE 2000. R&D capabilities in the United States include fully staffed departments in organic synthesis, biochemistry, antisera/ hybridoma, protein chemistry, molecular biology and infectious disease, method development, instrumentation, software, and technology development. During the years ended December 31, 1998, 1999 and 2000, the Company spent $22,342,000, $24,550,000, and $26,464,000 on research and development, representing approximately 11% of sales, respectively.

MANUFACTURING AND SERVICE

    The Company's principal test kit manufacturing facility is located in Los Angeles, California. Approximately 30% of test kit production is conducted at the EURO/DPC facility in the United Kingdom. The Company's European manufacturing facilities enable the Company to maintain its competitiveness in the European Economic Union (EEU) by minimizing import duties and freight charges and by reducing the effects of currency exchange fluctuations. Certain kits are also manufactured by DPC in China.

    DPC Cirrus, the Company's facility in New Jersey, designs and manufactures IMMULITE instrumentation and engages in software development. Component parts, such as computer hardware, are supplied by original equipment manufacturers. The Company provides a one-year warranty that covers parts and labor. Underwriter's Laboratories Inc. (UL) list the IMMULITE systems. The Company's and its distributors' technical service personnel install new units, train customers in the use of the system, and provide maintenance and service for the instrumentation.

    The EURO/DPC Instrumentation Division in the United Kingdom manufactures certain components of the IMMULITE and IMMULITE 2000 instruments that are then assembled into the final instrument in New Jersey.

    DPC's Los Angeles and New Jersey facilities are ISO 9001 registered. Euro/DPC Limited, the Company's wholly owned manufacturing subsidiary in Wales, was the first immunodiagnostics company in the world to be registered under British Standard BS 5750. EURO/DPC is also registered to ISO 9001 and EN 46001 standards.

    DPC provides technical support for all its products, including reagents, instruments and software, via telephone and on-site service.

MARKETING AND SALES

    The Company markets its products to hospital, clinical, forensic, research, reference, and veterinary laboratories, as well as doctors' offices and U.S. government agencies. The Company markets its products in the United States directly to laboratories and hospitals through its own sales force and through a distribution agreement entered into in January 2000 with Dade Behring. Dade Behring has the exclusive right to distribute IMMULITE products to Novation customers. Novation is the supply company for the Veterans Hospital Administration, Inc. and the University HealthSystem Consortium, two national health care alliances, and manages $12 billion in annual supply purchases through 4,200 organizations. In addition, in association with Dade Behring, DPC was added to agreements with Consorta and HPG. The Company sells to the U.S. doctors' office market through a network of independent distributors as well as through its own sales force. Sales personnel and distributors are trained to demonstrate the Company's product line in the customer's laboratory and are supported by the Company's Los Angeles and New Jersey-based technical services departments.

    In 1999, DPC was selected as an approved vendor for Shared Services Healthcare Inc. of Atlanta, GA, a large group purchasing organization (GPO) that supports approximately 600 hospital members with an equal number of alternate site memberships. The purchasing program provides member facilities with the opportunity to purchase laboratory supplies in volume and capital equipment.

    The Company's products are sold on a worldwide basis through distributors in over 100 foreign countries. These distributors, including consolidated distributors, also sell other manufacturer's products that are not directly competitive with the Company's products. Foreign sales (including export sales, sales to non-consolidated foreign affiliates, and sales of consolidated subsidiaries) represented approximately 80% of sales in 1998, 79% in 1999, and 76% in 2000. Europe accounted for approximately 46%, 47%, and 44% of total sales in 1998, 1999, and 2000, respectively. See Notes 5 and 12 of Notes to Consolidated Financial Statements for information regarding foreign operations.

    Sales of test kits to customers and distributors are made against individual purchase orders as well as through volume purchase arrangements. Products are shipped directly from the Company's facilities in Los Angeles and Wales and are generally delivered domestically within 24 hours and overseas within 48 hours of receipt of order. The Company sells, leases, or rents the IMMULITE instrumentation to hospitals and reference laboratories that perform volume testing. The Company's backlog at any date is usually insignificant and not a meaningful indicator of future sales.

    The Company's foreign operations are subject to various risks, including exposure to currency fluctuations, political and economic instability, and trade restrictions. Because the Company's consolidated foreign distributors' sales are in the respective local currencies, the Company's consolidated financial results are affected by foreign currency translation adjustments (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 of Notes to Consolidated Financial Statements). In addition, the price competitiveness of the Company's products abroad is impacted by the relative strength or weakness of the U.S. dollar.

PROPRIETARY AND OTHER RIGHTS

    Substantially all of the Company's products are based on proprietary technologies and know-how. The Company holds various U.S. and foreign patents, including patents on the washing process used in the IMMULITE system that expire in 2009 and patents on its novel liquid-based amplification methodology which forms the basis of the AlaSTAT product lines. The Company also obtains licenses for chemical components and technologies used in certain of its assays.

    Patents that may be granted to others in the future could inhibit the Company's expansion or entry into certain areas, or require it to pay royalty fees to do so. Because of rapid technological developments in the immunodiagnostic industry with concurrent extensive patent coverage and the rapid rate of issuance of new patents, certain of the Company's products may involve controversy concerning infringement of existing patents or patents that may be issued in the future.

    The Company purchases certain chemical compounds that are key components in the IMMULITE system pursuant to agreements effective February 9, 1995 with Lumigen, Inc. and Tropix, Inc. The Company has the right for ten years to purchase certain specified chemical compounds from Lumigen or, in certain circumstances, from Tropix, that are the sole suppliers of these chemical compounds. Tropix also agreed to supply the Company with certain other chemical compounds for use in veterinary kits for ten years. Upon expiration of the ten year supply agreement, the Company believes that it will either use an alternate technology or that it will enter into a new supply arrangement.

GOVERNMENT REGULATION

    The Company's business is affected by government regulations both in the United States and abroad, in particular Western Europe and Japan, aimed at containing the cost of medical services. These regulations have generally had the effect of inhibiting the growth rate of the immunodiagnostic industry. The Company believes that in vitro diagnostic (IVD) testing is an important tool for reducing health expenditures. By providing early diagnosis and therapy management, IVD tests can reduce the high costs of hospitalization, surgery, and recovery. In response to cost containment measures, hospitals, and laboratories have consolidated and have sought to increase productivity by replacing high cost labor with automated testing systems. The Company's automated systems address these market needs. The Company also seeks to develop more rapid and sensitive tests, such as DPC's Third Generation TSH assay, that can eliminate the need for redundant testing.

    Manufacturers of immunodiagnostic tests and other clinical products intended for use as human diagnostics are governed by FDA regulations as well as regulations of state agencies and foreign countries. A new in vitro product that is "substantially equivalent" to one already on the market can generally be sold in the United States after it is cleared for marketing by the FDA. Most of the Company's products fall within the "substantially equivalent" category. Certain medically critical in vitro diagnostic products and totally new in vitro diagnostic products, for which there are no equivalents on the market, must be cleared by the FDA after in-depth review that normally takes about two years prior to marketing. The Company's products can be marketed without regulatory clearance in most foreign countries. Japan and France have their own review procedures.

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

    Given the Company's high proportion of sales to the European Union (EU) countries, the Company has undertaken the necessary steps to comply with the EU In-Vitro Diagnostic Directive (IVDD). The Company was fully compliant with all relevant aspects of the EU IVDD on June 7, 2000 and therefore was qualified to apply the "CE Mark" to most of it's IVD kits and instruments as mandated by the EU.

COMPETITION

    The Company's major competitors are broad-based health care companies such as Roche Diagnostics, Abbott Diagnostics (Abbott Laboratories), Bayer, Johnson & Johnson, and Pharmacia/Upjohn (Sweden). The Company competes on a worldwide basis with a number of large corporations that sell diversified lines of products, including immunodiagnostic products, for laboratory, medical, and hospital use.

    There are currently over 30 domestic suppliers of immunodiagnostic kits. The Company believes that competition in immunoassay testing is based on quality, service, product convenience, and price and that product innovation is an important source for change in market share.

    The principal competitive factors in automated systems are size of menu (the number of assays that can be performed on the system), ease of use, and price (equipment cost, service, and reagent cost). The Company's IMMULITE system currently offers one of the widest menus of any automated system and the Company is focusing its development efforts on expanding this menu.

EMPLOYEES

    As of December 31, 2000, the Company (including its consolidated subsidiaries) had 1,767 employees, including 724 in manufacturing, 274 in research and development, 512 in marketing and sales, and 257 in administration. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified technical and operational personnel.

ITEM 2. PROPERTIES

The following is a list of significant properties owned and leased by the Company and its consolidated subsidiaries as of December 31, 2000:


LOCATION                              SIZE                 OWNED/LEASED        USES
----------------------------------------------------- ------------------------ -----------------------------------------------------
Los Angeles, California              116,000 sq. ft.          Leased(1)        Corporate offices, manufacturing, warehousing,
                                                                               distribution, and research and development

Los Angeles, California               60,000 sq. ft.           Owned           Adjacent to Corporate offices, manufacturing, and
                                                                               warehousing

Los Angeles, California                9,000 sq. ft.          Leased(1)        Sales offices

Los Angeles, California               16,500 sq. ft.          Leased(1)        Warehousing

Gorman, California                         80 acres            Owned           Raw material processing

Randolph, New Jersey                  59,000 sq. ft.          Leased(2)        Research, manufacturing, and distribution

Morris Plains, New Jersey                  26 acres            Owned           Land for future manufacturing facility

Glyn Rhonwy, Wales, U.K.             110,000 sq. ft.           Owned           Research, manufacturing, and distribution

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

Melbourne, Australia                  15,500 sq. ft.           Owned           Distribution

Tianjin, China                        21,500 sq. ft.           Owned           Manufacturing and distribution

Oslo, Norway                           8,000 sq. ft.           Owned           Distribution

Goteborg, Sweden                       9,600 sq. ft.           Owned           Distribution

----------
     (1) Aggregate annual lease payments of $1,274,000. Leases expire in 2002. See "Item 13. Certain Relationships and Related Transactions."
     (2)  Annual lease payments of $485,000. Leases expire in 2001 and 2002.

    During 2000 the Company purchased land in New Jersey to build a new 85,000 square foot manufacturing facility for the IMMULITE instrumentation. The construction is expected to be completed by the time the current New Jersey lease expires at the end of 2002. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." With these additions, the Company believes that its facilities will be adequate to meet its foreseeable needs.



ITEM 3.  LEGAL PROCEEDINGS

    The Company is not involved in any material legal proceedings.


ITEM4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the last fiscal year, no matter was submitted to a vote of the security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company is listed on the New York Stock Exchange and is traded under the symbol DP.

    The following table sets forth the quarterly high and low price of the Company's Common Stock and quarterly dividends per share paid during 2000 and 1999.


                                    2000
                    --------------------------------------
                      High           Low         Dividend
                    ---------     ---------      ---------
First Quarter       $24 3/16      $21 13/16      $     .12
Second Quarter        31 7/8         22 7/8            .12
Third Quarter       54 13/16         31 7/8            .12
Fourth Quarter       59 9/16       38 13/16            .12



                                      1999
                    --------------------------------------
                      High            Low        Dividend
                    ---------     ----------     ---------
First Quarter       $ 35 5/16     $  23 7/8      $     .12
Second Quarter         31 1/2        21 7/8            .12
Third Quarter          29 1/4      24 11/16            .12
Fourth Quarter         28 3/8        22 1/2            .12


As of March 12, 2001, the Company had 308 holders of record of its Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, except per Share Data)

INCOME STATEMENT DATA


                                                Year Ended December 31,
                             ----------------------------------------------------------------
                               1996          1997          1998          1999          2000
                             --------      --------      --------      --------      --------
Sales                        $176,832      $186,264      $196,643      $216,193      $247,867
Net income                     22,947        18,248        20,213        20,488        28,250

Earnings per share:
Basic                            1.69          1.34          1.47          1.50          2.05
Diluted                          1.65          1.32          1.46          1.49          2.01

Weighted average shares
outstanding:
Basic                          13,554        13,641        13,746        13,671        13,777
Diluted                        13,926        13,876        13,881        13,771        14,074
Dividends per share          $    .48      $    .48      $    .48      $    .48      $    .48


BALANCE SHEET DATA

                                                   Year Ended December 31,
                          ----------------------------------------------------------------
                            1996          1997          1998          1999          2000
                          --------      --------      --------      --------      --------
Working capital           $ 81,563      $ 83,031      $ 81,001      $ 88,799      $104,812
Total assets               207,002       222,180       246,224       250,494       280,484
Shareholders' equity       182,287       186,295       200,172       206,897       227,024

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    Except for the historical information contained herein, this report and the following discussion in particular contain forward-looking statements (identified by the words "estimate," "project," "anticipate," "plan," "expect," "intend," "believe," "hope," and similar expressions) which are based upon Management's current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include the degree of customer demand for the Company's products, customer acceptance of the IMMULITE 2000 and other new products, the Company's ability to keep abreast of technological innovations, the risks inherent in the development and release of new products (such as delays, unforeseen costs and technical difficulties), competitive pressures, currency risks based on the relative strength or weakness of the U.S. dollar, health care regulation and cost containment measures, and political and economic instability in certain foreign markets.

RESULTS OF OPERATIONS

    The Company's sales increased 15% in 2000 to $247.9 million compared to sales of $216.2 million in 1999, a 10% increase over 1998 sales. 2000 sales of all IMMULITE products (instruments and reagents) were $193.1 million, a 28% increase over 1999. In 1999, sales of all IMMULITE products were $150.7 million, a 22% increase over 1998. Sales of IMMULITE products represented 78% of 2000 sales, 70% of 1999 sales, and 63% of 1998 sales.

    2000 sales of the Company's original IMMULITE instrument, the IMMULITE One, related reagents, and service were $123.0 million, an 8% increase over 1999. Sales of IMMULITE One reagents increased 6% to $96.4 million, while instrument sales were up 11% to $19.6 million. The IMMULITE 2000 instrument, which became commercially available in March 1998, had sales including reagents of $70.1 million in 2000, an 88% increase over 1999 sales of $37.3 million. The IMMULITE 2000 has a longer sales process than the IMMULITE One due to the higher sales price. The Company has also experienced a longer time delay between instrument placement and the ramp-up of reagent sales.

    As of December 31, 2000, 1999, and 1998, the Company had shipped on a cumulative basis approximately 5,900, 4,900, and 4,000 IMMULITE instruments, respectively. This installed base of instruments and an expanding test kit menu are expected to support continued growth in the coming years.
    Sales of the Company's mature RIA products declined approximately 11% in 2000 and represented 14% of 2000 sales, compared to 17% of 1999 sales and 22% of 1998 sales. This trend is expected to continue.

    Sales of other DPC products, including allergy reagents, decreased 21% to $13.9 million in 2000, compared to $17.7 million in 1999. The Company also experienced a decrease in sales of non-DPC products through its consolidated international affiliates from $10.0 million in 1999 to $7.1 million in 2000, due to the discontinuation of non-DPC OEM products previously sold by those affiliates. It is anticipated that the sale of non-DPC products will continue to decline.

    Domestic sales in 2000 increased 27% over 1999, reflecting in part the Company's success with larger customers and purchasing organizations. Sales in Brazil accounted for approximately 11% of total sales in 2000, 1999, and 1998. As a result of the devaluation of the Brazilian currency in January 1999, the Company raised its prices in local currency, making its products more expensive in Brazil than they were prior to the devaluation. However, to-date this has not had a significant impact on unit sales.

    Sales to foreign customers as a percentage of total sales were approximately 76%, 79%, and 80% in each of 2000, 1999, and 1998. Europe, the Company's principal foreign market, represented 44%, 47%, and 46% of sales in 2000, 1999, and 1998, respectively. Sales in Germany have decreased to $30.1 million in 2000 from $31.5 million in 1999 and $34.4 million in 1998 due in part to a reduction in non-DPC product sales and changes in reimbursement policies of the German government for medical testing. In addition, the Deutsche Mark weakened relative to the U.S. Dollar, which further contributed to the decline.

    Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Based on comparative exchange rates in the immediately preceding year, the translation adjustments due to the strong U.S. dollar had a 5% negative impact on 2000 sales. In 1999 there was a 9% negative impact on sales.

Due to intense competition, the Company's foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

    Cost of sales has remained stable at approximately 45% of sales in 2000, 1999, and 1998.

    Total operating expenses (Selling, Research and Development, and General and Administration) as a percentage of sales fell to 39% in 2000, from 42% in 1999 and 1998, although all categories increased annually in absolute dollars to support the increased levels of sales.

    Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased 24% in 2000 relative to 1999 and 13% in 1999 relative to 1998 primarily due to increased earnings of the Italian distributor.

    Net interest and other income represents the excess of interest income and interest on equipment contracts over interest expense and other amounts of income and expense. Net interest income and other income increased to $666,000 in 2000, from $443,000 in 1999 and $331,000 in 1998.

    The Company's effective tax rate (30% in 2000 and 1999, and 28% in 1998) includes Federal, State, and foreign taxes.

    Minority interest represents the 44% interest in the Company's Brazilian distributor held by a third party. Increases in this amount reflect increases in the profitability of the Brazilian distributor.

    Net income for 2000 increased 38% over 1999 primarily due to increases in sales that were greater than percentage increases in operating expenses. Net income for 1999 increased 1% over 1998 due to increases in operating income being offset by increases in the tax rate and minority interest.

LIQUIDITY

    The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flows from operating activities were $39.3 million in 2000, $28.0 million in 1999, and $32.9 million in 1998. Additions to property, plant, and equipment in 2000 were $9.6 million compared to $9.0 million in 1999 and $11.2 million in 1998. Cash used for the placement of IMMULITE systems under sales-type and operating leases (for periods of generally three to five years) decreased from $16.7 million in 1998 to $15.1 million in 1999 reflecting a decrease in this type of IMMULITE placements and an increase to $18.0 million in 2000 reflecting an increase in this type of IMMULITE placements.

    In late 1998, the Company acquired land in The Netherlands and commenced construction of a 27,500 square foot building to replace the existing properties. The total cost of the land and building was $2.4 million. In 2000, the Company purchased land in New Jersey at a cost of approximately $2.8 million. The Company is constructing an 85,000 square foot manufacturing facility on this property at an estimated cost of approximately $12 million. The Company is replacing its computer system in Los Angeles and certain of its European affiliates at a cost of approximately $3 million in 2000. The Company has no other material commitments for capital expenditures in 2001.

    The Company has a $20 million unsecured line of credit. Standby letters of credit under the line of credit totaled $386,000 and $2,000,000 at December 31, 2000 and 1998, respectively. There were no standby letters of credit outstanding at December 31, 1999. No other borrowings were outstanding at December 31, 2000, 1999, and 1998 under the line of credit. The Company had notes payable (consisting of bank borrowings by the Company's foreign consolidated subsidiaries payable in the local currency some of which are guaranteed by the U.S. parent company) of $15.6 million at December 31, 2000 compared to $15.8 million at December 31, 1999 and $21.2 million at December 31, 1998. The terms of the loans are described in "ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk."

    The Company's foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability.

    The Company has paid a quarterly cash dividend of $.12 per share since 1995.

    On October 14, 1998 the Company announced a plan under which it could repurchase up to one million shares of its Common Stock from time to time in open market transactions. At December 31, 1999 the Company had repurchased 218,288 shares at a cost of $4,528,000. The Company utilized existing cash to finance the purchases. Additional purchases, if any, will depend on the prevailing market price of the common stock. The Company has not purchased any of its shares in 2000.

    In the first quarter of 2000, the Company sold a building in the U.K. that it had leased to a third party. The sales price was $1.5 million dollars, with a book value at the time of sale of $1.3 million.

    In the fourth quarter of 2000, the Company sold its Milenia product line in Germany for $1.1 million with a book value of $640,000. Revenues from the Milenia line were approximately $500,000 a quarter.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted SFAS 133 on January 1, 2001. The initial adoption of SFAS 133 will not have a material effect on the Company's consolidated financial statements or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"("SAB 101"), as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 did not have a material effect on the Company's consolidated financial statements or revenue recognition policies.

EURO CONVERSION

    The Company has significant sales to European countries (the "participating countries") which began converting to a common legal currency (the "Euro") on January 1, 1999. During the transition period of January 1, 1999 to January 1, 2002, public and private parties may pay for goods and services using either the Euro or local currency. During the transition period, conversion rates are not computed directly from one local currency to another. Instead, local currencies are converted first to a Euro denomination and then to the second local currency. Beginning in January 2002, new Euro-denominated bills and coins become legal currency and all former currencies will, over the ensuing months, be withdrawn from circulation. The ultimate conversion to the Euro will eliminate currency exchange risk among the participating countries.

    The Company sells its products in the participating countries through affiliated and non-affiliated distributors that determine sales prices in their respective territories. The use of a single currency in the participating countries may affect this variable pricing in the various European markets because of price transparency. Nevertheless, other market factors such as local taxes, customer preferences, and product assortment may reduce the need for price equalization.

    The Company has significant sales in Europe and is currently evaluating the business implications of the conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions, the competitive implications of cross-border price transparency, the impact on existing marketing programs, and other strategic implications. Due to the existence of many unknown variables, it is not possible for the Company to predict the precise implications of the Euro conversion on its operations. The Company has implemented a plan to convert or upgrade certain of its European subsidiaries to a similar computer software system that will allow them to operate in the European currency environment and to create a central repository for all European information. The Company anticipates the software conversion will be completed in the fourth quarter of 2001, with an expected cost of approximately $1,000,000.

ITEM7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to certain market risks arising from transactions in the normal course of its business, principally risk associated with interest rate and foreign currency fluctuations.

INTEREST RATE RISK

    The Company periodically invests its excess cash in short-term high-quality commercial paper. At December 31, 2000, the Company had $14,700,000 invested in such securities, which yielded an average annual return of 6.10%. The average maturity of these investments is less than one month.

    Additionally, the Company has debt obligations at its foreign subsidiaries that have primarily fixed interest rates and mature on various dates. Substantially all of the Company's debt obligations are denominated in European currencies. The table below presents principal cash flows and related interest rates by fiscal year of maturity:

NOTES PAYABLE INFORMATION DECEMBER 31, 2000
(U.S. Dollars in Thousands)


                                                         Expected Year of Maturity
                         ---------------------------------------------------------------------------------------------
                            2001          2002          2003          2004          2005       THEREAFTER      TOTAL
                         ----------    ----------    ----------    ----------    ----------    ----------   ----------
GERMANY - MARK:
Variable rate notes      $    1,497    $    1,466    $    1,466    $    1,466    $    1,466    $      805   $    8,166
Average interest rate          6.26%         6.18%         6.18%         6.18%         5.90%         5.90%

FRANCE - FRANC:
Fixed rate notes                895           910           910           730           251                      3,696
Average interest rate          5.36%         5.36%         5.39%         5.66%         6.16%

SPAIN - PESETA:
Fixed rate notes              1,685           166           176           187            81                      2,295
Average interest rate          5.75%         5.75%         5.75%         5.75%         5.75%

NETHERLANDS - GUILDER:
Fixed rate notes                852                                                                                852
Average interest rate          5.75%

AUSTRALIA - AUST.$:
Fixed rate notes                548                                                                                548
Average interest rate          6.78%
                         ----------    ----------    ----------    ----------    ----------    ----------   ----------
                         $    5,477    $    2,542    $    2,552    $    2,383    $    1,798    $      805   $   15,557
                         ==========    ==========    ==========    ==========    ==========    ==========   ==========


FOREIGN CURRENCY RISK

    The Company may periodically enter into foreign currency contracts in order to manage or reduce foreign currency market risk. The Company's policies do not permit active trading of or speculation in derivative financial instruments. The Company's policy is to hedge major foreign currency cash exposures through foreign exchange forward contracts. The Company enters into these contracts with only major financial institutions, which minimizes its risk of credit loss. A discussion of the Company's primary market risk exposures and the management of those exposures is presented below.

    The Company generates revenues and costs that can fluctuate with changes in foreign currency exchange rates when transactions are denominated in currencies other than the local currency. The Company manufactures its products principally in the United States and the United Kingdom and sells product to distributors, many of which are owned by the Company, throughout the world. Products sold from the United States are denominated in US dollars and products sold from the United Kingdom are denominated in pounds sterling. The distributors in turn have foreign currency risk related to their product purchases. Many of the

Company's owned distributors purchase forward currency contracts to offset currency exposures related to these purchase commitments.

     The table below provides information as of December 31, 2000 concerning the Company's forward currency exchange contracts related to certain commitments of its subsidiaries denominated in foreign currencies. The table presents the contractual amount, the weighted-average expiration date, the weighted-average contract exchange rates, and the values for its currency contracts outstanding.

FOREIGN CURRENCY EXCHANGE CONTRACTS OUTSTANDING DECEMBER 31, 2000



                                                                                   (000's)
                                                                                  Equivalent
                                                                                 U.S. Dollar
                                         (000's)         Weighted-Average          Value at
                                       U.S. Dollar       Forward Contract     December 31, 2000     Weighted-Average
                   Local Currency       Amount Buy     Rate per U.S. Dollar     Exchange Rates       Maturity Date
                  -----------------    ------------    --------------------   ------------------  --------------------
Contracts for
Purchase of
U.S. Dollars:
                  Deutsche Mark            $1,500           2.16DEM                 $1,562        February 19, 2001
                  French Franc             $  460           7.03FRF                 $  465           Apri l5, 2001
                  Australian Dollar        $  150           1.81AUS                 $  149         January 25, 2001
                  Nether. Guilder          $1,000           2.38NLG                 $1,019        February 20, 2001




                                                                                   (000's)
                                                                                  Equivalent
                                                                                  U.K. Pound
                                         (000's)         Weighted-Average          Value at
                                        U.K. Pound       Forward Contract     December 31, 2000     Weighted-Average
                   Local Currency       Amount Buy     Rate per U.K. Pound      Exchange Rates        Maturity Date
                  -----------------    ------------    --------------------   ------------------  --------------------
Contracts for
Purchase of
U.K. Pounds:
                  French Franc       Pound Sterling 60       10.42 FRF         Pound Sterling 61      March 5, 2001




                                                                                   (000's)
                                                                                  Equivalent
                                                                                     EURO
                                         (000's)         Weighted-Average     Value at December
                                           EURO          Forward Contract          31, 2000         Weighted-Average
                   Local Currency       Amount Buy        Rate per EURO         Exchange Rates        Maturity Date
                  -----------------    ------------    --------------------   ------------------  --------------------

Contracts for
Purchase of
EUROs:
                  British Pound            611              1.64 Euro                640          November 15, 2001

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 for a listing of the consolidated financial statements and supplementary data filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The required information is hereby incorporated herein by reference to the sections entitled "Election of Directors"; "Ownership of Common Stock - Section 16 (a) Beneficial Ownership Reporting Compliance"; and "Executive Officers" of the Company's Proxy Statement for the 2001 Annual Shareholders Meeting.

ITEM 11.  EXECUTIVE COMPENSATION

     The required information is hereby incorporated herein by reference to the sections entitled "Election of Directors-Compensation of Directors," "Executive Compensation," and "Compensation and Stock Option Committee Interlocks and Insider Participation and Related Transactions" of the Company's Proxy Statement for the 2001 Annual Shareholders Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The required information is hereby incorporated herein by reference to the section entitled "Ownership of Common Stock" of the Company's Proxy Statement for the 2001 Annual Shareholders Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information is hereby incorporated herein by reference to the section entitled "Compensation and Stock Option Committee Interlocks and Insider Participation and Related Transactions" of the Company's Proxy Statement for the 2001 Annual Shareholders Meeting.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (a)

Documents filed as part of Report:

     1.  Financial Statements:

              Independent Auditors' Report

              Consolidated Balance Sheets as of December 31, 1999 and 2000.

              Consolidated Statements of Income for the three years ended December 31, 2000.

              Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2000.

              Consolidated Statements of Cash Flows for the three years ended December 31, 2000.

              Notes to Consolidated Financial Statements

     2.  Supplementary Financial Data.

     3. Exhibits - See "Exhibit Index" which appears after the signature page of this report.

(b)  Reports on Form 8-K - none filed in the fourth quarter of 2000.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of Diagnostic Products Corporation and its subsidiaries (the "Company") as of December 31, 1999 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnostic Products Corporation and its subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP


Los Angeles, California
February 16, 2001

                           CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

                                                                         December 31,
                                                                -----------------------------
                                                                   1999              2000
                                                                -----------       -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $    14,547       $    26,395
   Accounts receivable - net of allowance
     for doubtful accounts of $504 and $750, respectively            55,018            68,222
   Inventories                                                       59,439            60,247
   Prepaid expenses and other current assets                            548               528
   Deferred income taxes                                              2,844             2,881
                                                                -----------       -----------
   Total current assets                                             132,396           158,273
PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings                                                34,968            37,394
   Machinery and equipment                                           66,050            66,137
   Leasehold improvements                                             7,222             7,242
   Construction in progress                                           1,064             3,607
                                                                -----------       -----------
   Total                                                            109,304           114,380
   Less accumulated depreciation and amortization                    55,886            61,367
                                                                -----------       -----------
   Property, plant and equipment - net                               53,418            53,013
SALES-TYPE AND OPERATING LEASES - net                                35,070            40,582
DEFERRED INCOME TAXES                                                 2,685             2,536
INVESTMENTS IN AFFILIATED COMPANIES                                  13,159            13,465
EXCESS OF COST OVER NET ASSETS ACQUIRED --
   Net of accumulated amortization of $9,627 and $10,735             13,766            12,615
                                                                -----------       -----------
TOTAL ASSETS                                                    $   250,494       $   280,484
                                                                ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable                                                $    15,756       $    15,557
   Accounts payable                                                  15,790            24,987
   Accrued liabilities                                                8,090            11,409
   Income taxes payable                                               3,961             1,507
                                                                -----------       -----------
   Total current liabilities                                         43,597            53,460
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common Stock-no par value, authorized 30,000,000
     shares at December 31, 1999 and 2000; outstanding
     13,672,754 shares and 13,918,394 shares, respectively           37,816            44,838
   Retained earnings                                                186,826           208,465
   Accumulated other comprehensive loss                             (17,745)          (26,279)
                                                                -----------       -----------
Total shareholders' equity                                          206,897           227,024
                                                                -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   250,494       $   280,484
                                                                ===========       ===========


SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                        CONSOLIDATED STATEMENTS OF INCOME


(In Thousands, except per Share Data)


                                                  Year Ended December 31,
                                       --------------------------------------------
                                          1998             1999             2000
                                       ----------       ----------       ----------
SALES                                  $  196,643       $  216,193       $  247,867

COST OF SALES                              87,068           96,504          110,522
                                       ----------       ----------       ----------
   Gross Profit                           109,575          119,689          137,345
                                       ----------       ----------       ----------

OPERATING EXPENSES:
   Selling                                 37,757           40,949           44,364
   Research and Development                22,342           24,550           26,464
   General and Administrative              22,486           25,911           26,415
   Equity in Income of Affiliates          (1,262)          (1,421)          (1,755)
                                       ----------       ----------       ----------

 OPERATING EXPENSES -NET                   81,323           89,989           95,488
                                       ----------       ----------       ----------

 OPERATING INCOME                          28,252           29,700           41,857
   Interest/Other Income -Net                 331              443              666
                                       ----------       ----------       ----------

 INCOME BEFORE INCOME TAXES                28,583           30,143           42,523
   AND MINORITY INTEREST
 PROVISION FOR INCOME TAXES                 8,000            9,073           12,864

 MINORITY INTEREST                            370              582            1,409
                                       ----------       ----------       ----------

 NET INCOME                            $   20,213       $   20,488       $   28,250
                                       ==========       ==========       ==========

 EARNINGS PER SHARE:
     BASIC                             $     1.47       $     1.50       $     2.05
     DILUTED                           $     1.46       $     1.49       $     2.01

 WEIGHTED AVERAGE
 SHARES OUTSTANDING:
      BASIC                                13,746           13,671           13,777
      DILUTED                              13,881           13,771           14,074



SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in Thousands)                                 Common Stock
                                                 -----------------------     Retained         Accumulated Other    Comprehensive
                                                   Shares         Amount      Earnings        Comprehensive Loss       Income
                                                 ----------     --------    ------------      ------------------   -------------
BALANCE, JANUARY 1, 1998                         13,717,072     $ 38,527    $    159,278           $(11,510)

Comprehensive income:
   Net income                                                                     20,213                            $    20,213
     Foreign currency translation adjustment                                                          1,251               1,251
                                                                                                                    -----------
   Total comprehensive income                                                                                       $    21,464
                                                                                                                    ===========
Issuance of shares upon exercise
   of stock options                                 152,810        3,308
Repurchase and cancellation of shares              (208,288)      (4,304)
Cash dividends ($.48 per share)                                                   (6,591)
                                                 ----------     --------    ------------           --------

BALANCE, DECEMBER 31, 1998                       13,661,594     $ 37,531    $    172,900           $(10,259)

Comprehensive income:
   Net income                                                                     20,488                            $    20,488
     Foreign currency translation adjustment                                                         (7,486)             (7,486)
                                                                                                                    -----------
   Total comprehensive income                                                                                       $    13,002
                                                                                                                    ===========
Issuance of shares upon exercise
   of stock options                                  21,160          509
Repurchase and cancellation of shares               (10,000)        (224)
Cash dividends ($.48 per share)                                                   (6,562)
                                                 ----------     --------    ------------           --------

BALANCE, DECEMBER 31, 1999                       13,672,754     $ 37,816    $    186,826           $(17,745)

Comprehensive income:
   Net income                                                                     28,250                            $    28,250
     Foreign currency translation adjustment                                                         (8,534)             (8,534)
                                                                                                                    -----------
   Total comprehensive income                                                                                       $    19,716
                                                                                                                    ===========
Issuance of shares upon exercise
   of stock options                                 245,640        7,022
Cash dividends ($.48 per share)                                                   (6,611)
                                                 ----------     --------    ------------           --------

BALANCE, DECEMBER 31, 2000                       13,918,394     $ 44,838    $    208,465           $(26,279)
                                                 ==========     ========    ============           ========

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in Thousands)                                               Year Ended December 31,
                                                          --------------------------------------------
                                                             1998             1999             2000
                                                          ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $   20,213       $   20,488       $   28,250
     Adjustments to reconcile net income to net cash
       flows from operating activities:
       Depreciation and amortization                          19,364           16,205           18,792
       Equity in income of affiliates                         (1,604)          (1,192)          (1,755)
       Deferred income taxes                                    (565)            (219)             112
       Income tax benefit received upon exercise
         of certain stock options                                300               87            1,219
     Changes in operating assets and liabilities:
       Accounts receivable                                    (3,426)          (7,501)         (15,162)
       Inventories                                            (4,165)          (6,088)          (2,683)
       Prepaid expenses and other current assets                (175)              32               20
       Accounts payable                                         (264)           3,964           11,842
       Accrued liabilities                                       232            1,872            3,319
       Income taxes payable                                    3,299              451           (2,233)
                                                          ----------       ----------       ----------
   Net cash flows from operating activities                   33,198           28,099           41,721
                                                          ----------       ----------       ----------

CASH FLOWS FROM (USED FOR)
INVESTING ACTIVITIES:
     Additions to property, plant and equipment              (11,174)          (9,037)          (9,574)
     Sales-type and operating leases                         (16,687)         (15,088)         (18,004)
     Investment in affiliated companies                       (2,612)           1,387)             846
                                                          ----------       ----------       ----------
   Net cash from (used for) investing activities             (30,473)         (22,738)         (26,732)
                                                          ----------       ----------       ----------

CASH FLOWS FROM (USED FOR)
FINANCING ACTIVITIES:
     Borrowing (repayment) of notes payable                    3,685           (2,828)             921
     Repurchase of common stock                               (4,304)            (224)              --
     Proceeds from exercise of stock options                   3,008              422            5,803
     Cash dividends paid                                      (6,591)          (6,562)          (6,611)
                                                          ----------       ----------       ----------
   Net cash from (used for) financing activities              (4,202)          (9,192)             103
                                                          ----------       ----------       ----------
EFFECT OF EXCHANGE RATE
CHANGES ON CASH                                                 (245)            (272)          (3,254)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                          (1,722)          (4,103)          11,848

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                                          20,372           18,650           14,547
                                                          ----------       ----------       ----------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                                            $   18,650       $   14,547       $   26,395
                                                          ==========       ==========       ==========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
   Cash paid during the year for income taxes             $    6,035       $    8,681       $   12,257
                                                          ==========       ==========       ==========
   Cash paid during the year for interest                 $    1,824       $    1,068       $    1,011
                                                          ==========       ==========       ==========


SEE  ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION

    The consolidated financial statements include the accounts of Diagnostic Products Corporation ("DPC" or the "Company") and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Investments in non-majority-owned companies are accounted for using the equity method. Minority interest represents the 44% of the Company's Brazilian subsidiary not owned.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company's future operating results are dependent on its ability to research, develop, manufacture, and market innovative products that meet customers' needs. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results.

    The Company's products which are sold in the United States, whether manufactured in the United States or elsewhere, require product clearance by the United States Food and Drug Administration.

    The operations of the Company involve the use of substances regulated under various Federal, State, and international laws governing the environment. Environmental costs are presently not material to the Company's operations or financial position.

    A portion of the Company's research and development activities, its corporate headquarters, and other manufacturing operations are located near major earthquake faults. The ultimate impact on the Company is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is partially insured for such losses and interruptions caused by earthquakes.

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

    The Company purchases certain chemical compounds that are key components in the IMMULITE system pursuant to agreements effective February 9, 1995 with Lumigen, Inc. and Tropix, Inc. The Company has the right for ten years to purchase certain specified chemical compounds from Lumigen or, in certain circumstances, from Tropix, that are the sole suppliers of these chemical compounds. Tropix also agreed to supply the Company with certain other chemical compounds for use in veterinary kits for ten years. Upon expiration of the ten year supply agreement, the Company believes that it will either use an alternate technology or that it will enter into a new supply arrangement.

    Although the Company believes that it has the products and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Because of the foregoing factors, recent trends may not be reliable indicators of future financial performance.

FINANCIAL INSTRUMENTS

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company's cash equivalents are in high quality securities placed with major banks. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across worldwide geographic areas. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The fair value of the Company's financial instruments approximates cost due to their short term nature or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment.

CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1999 and 2000 is $7,600,000 and $14,700,000 respectively of short-term commercial paper.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment is stated at cost, less accumulated depreciation and amortization, which is computed using straight-line and declining-balance methods over the estimated useful lives (5 to 50 years) of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.
     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. An impairment loss measured by the difference in the estimated fair value and the carrying value of the related asset, is recognized when the future cash flows (based on undiscounted cash flows) is less than the carrying amount of the asset.

INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies represent equity investments in foreign distributors in which the Company owns a 50% or less equity interest. The investments are stated at cost plus advances, plus the Company's equity in the undistributed net income since acquisition, less amortization of the excess of cost over the net assets acquired.

EXCESS OF COST OVER NET ASSETS ACQUIRED

     Excess of cost over net assets acquired represents the difference between the cost and underlying fair value of assets purchased and relates to the purchase of certain of the Company's foreign distributors. The excess of cost over net assets acquired is being amortized over 20 years using the straight-line method. The Company periodically reviews excess of cost over net assets acquired to assess recoverability; an impairment would be recognized if a permanent diminution in value were determined to have occurred.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign subsidiaries and affiliates are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and income and expense accounts at the weighted average rate in effect during the year. Foreign exchange translation adjustments are accumulated in a separate component of shareholders' equity.

FOREIGN EXCHANGE INSTRUMENTS

     The Company hedges specific foreign currency exposures by purchasing foreign exchange contracts. Such foreign exchange contracts are generally entered into by the Company's European subsidiaries. The subsidiaries purchase foreign exchange contracts to hedge firm or anticipated commitments, denominated in other than their functional currency, to acquire inventory for resale. The Company does not engage in speculation. The Company's foreign exchange contracts do not subject the Company to exchange rate movement risk as any gains or losses on the transactions being hedged offset losses or gains on these contracts. The foreign exchange contracts have varying maturities that generally do not exceed one year. At December 31, 1999 and 2000, the Company had foreign exchange contracts outstanding to buy the equivalent of approximately $5,000,000 and $3,750,000, the carrying value of which does not differ significantly from their fair value.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted SFAS 133 on January 1, 2001. The initial adoption of SFAS 133 will not have a material effect on the Company's consolidated financial statements or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 did not have a material effect on the Company's consolidated financial statements or revenue recognition policies.

NOTE 2 - BUSINESS ACQUISITIONS

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

NOTE 3 - INVENTORIES

     Inventories by major categories are summarized as follows:


(Dollars in Thousands)                  December 31,
                                  --------------------------
                                        1999            2000
                                  ----------      ----------
Raw materials                     $   22,499      $   23,381
Work in process                       19,165          23,862
Finished goods                        17,775          13,004
                                  ----------      ----------
                                  $   59,439      $   60,247
                                  ==========      ==========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Sales-type and operating leases are summarized as follows:


(Dollars in Thousands)                       December 31,
                                      --------------------------
                                         1999            2000
                                      ----------      ----------
Sales-type leases                     $    2,074      $    1,751

Operating leases                          69,606          83,031
   Less accumulated amortization          36,610          44,200
                                      ----------      ----------
   Net                                    32,996          38,831
                                      ----------      ----------
Total                                 $   35,070      $   40,582
                                      ==========      ==========


NOTE 5 - INVESTMENT IN AFFILIATED COMPANIES

     The Company has equity interests in three non-consolidated foreign affiliates. The affiliates distribute the Company's products in their respective countries. The countries and the Company's ownership interest are as follows:
Portugal, 40%; Italy, 45%; and Greece, 50%.

     The following represents condensed financial information for all of the Company's investments in non-consolidated affiliated companies and its joint venture in Japan, which has been inactive since April 1, 2000, and the results of their operations.

     The information presented includes the 50% owned DPC Skafte AB "Sweden", for the year ended December 31, 1998. For 1999 and 2000, DPC Skafte AB is 100% owned and consolidated, and therefore is not included with non-consolidated affiliated companies.

(Dollars in Thousands)
                                                               December 31,
                                                ------------------------------------------
                                                   1998            1999            2000
                                                ----------      ----------      ----------
Current assets                                  $   48,609      $   37,359      $   25,610
Property and other assets                           39,244          38,120          36,877
                                                ----------      ----------      ----------
Total assets                                    $   87,853      $   75,479      $   62,487
                                                ==========      ==========      ==========
Current liabilities                             $   43,199      $   38,115      $   25,082

Non-current liabilities                             24,065          19,987          18,276

Shareholders' equity                                20,589          17,377          19,129
                                                ----------      ----------      ----------
Total liabilities and shareholders' equity      $   87,853      $   75.479      $   62,487
                                                ==========      ==========      ==========
Sales                                           $   62,227      $   64,491      $   54,379
                                                ----------      ----------      ----------
Net income                                      $      470      $    3,899      $    4,433
                                                ==========      ==========      ==========



     The Company had sales to non-consolidated affiliates of $22,318,000 in 1998, $27,885,000 in 1999, and $24,864,000 in 2000, including sales to one affiliate (Italy) of $11,889,000 in 1998, and $16,858,000 in 1999, and
$18,453,000 in 2000.

     Included in the Company's accounts receivable are trade receivables from non-consolidated affiliates of $6,032,000 at December 31, 1999 and $2,251,000 at December 31, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company's cumulative equity in undistributed earnings of non-consolidated affiliated companies at December 31, 2000 is $12,362,000. It is anticipated that additional income taxes payable on earnings of foreign affiliates, if distributed, would be substantially offset by U.S. tax credits for foreign taxes paid.

NOTE 6 - NOTES PAYABLE

    Notes payable consist of borrowings by certain of the Company's foreign subsidiaries (some guaranteed by DPC) that are payable in the subsidiaries' local currency. The notes are summarized as follows:


(Dollars in Thousands)                                               December 31,
                                                             --------------------------
                                                                1999            2000
                                                             ----------      ----------
Notes payable to a bank in Germany, at an average
interest rate of approximately 6%, payable through 2006      $    8,995      $    8,166

Notes payable to a bank in France, at an interest rate
of approximately 6%, payable through 2005                         2,809           3,696

Notes payable to a bank in Spain, at an interest rate
of approximately 6%, payable through 2005                         1,571           2,295

Notes payable to a bank in the Netherlands, at an
interest rate of approximately 6%, payable through 2001           1,010             852

Other                                                             1,371             548
                                                             ----------      ----------
           Total                                             $   15,756      $   15,557
                                                             ==========      ==========



     Aggregate future maturities of long-term debt outstanding at December 31, 2000 are $5,477,000 in 2001, $2,542,000 in 2002, $2,552,000 in 2003, $2,383,000
in 2004, $1,798,000 in 2005, and $805,000 thereafter. Interest expense was $1,824,000 in 1998, $1,068,000 in 1999, and $1,011,000 in 2000.

     The Company also has a line of credit with a bank, under which it may borrow up to $20 million, that matures in May of 2001. Standby letters of credit under the line of credit totaled $386,000 and $2,000,000 at December 31, 2000 and 1998, respectively. There were no standby letters of credit outstanding at December 31, 1999. No other borrowings were outstanding at December 31, 2000, 1999, and 1998 under the line of credit.


NOTE 7 - EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution money purchase pension plan covering substantially all U.S. employees over 21 years of age. Contributions under the pension plan are made annually in an amount equal to 10% of the compensation of all participants for such year. Contributions to the pension plan were $2,484,000 in 1998, $2,989,000 in 1999, and $3,864,000 in 2000.

     The Company has a defined contribution profit sharing plan covering substantially all U.S. employees over 21 years of age. Contributions under the profit sharing plan for any year are made at the discretion of the Board of Directors of the Company, but not in excess of 15% of the compensation of all participants for such year. The Company contributed $773,000 to the profit sharing plan for 2000; there were no contributions in 1999 or 1998.

     As of January 1, 2000, the Company merged the assets of its pension plan and its profit sharing plan. The terms and conditions of the merged plan are comparable to the existing plans except that employees may also make contributions to the plan under the provisions of section 401(k) of the Internal Revenue Code. The Company contributed $431,000 in 401(k) employer matches for 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

     The provision for income taxes is summarized as follows:

(Dollars in Thousands)
                                                          Year Ended December 31,
                                                --------------------------------------------
                                                   1998             1999             2000
                                                ----------       ----------       ----------
CURRENT:
   Federal                                      $    5,937       $    6,135       $    8,018
   State                                               421              (71)             258
   Foreign                                           2,207            3,228            4,476
   Deferred Federal and State income taxes            (565)            (219)             112
                                                ----------       ----------       ----------
Total provision for income taxes                $    8,000       $    9,073       $   12,864
                                                ==========       ==========       ==========


     Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:


(Dollars in Thousands)                     December 31,
                                    --------------------------
                                       1999            2000
                                    ----------      ----------
State net operating losses          $      289      $      290
Inventory                                2,275           2,329
Depreciation                               857           1,137
State research and development
   credit carry forwards                 1,668           1,366
Other                                      440             295
                                    ----------      ----------
Total                               $    5,529      $    5,417
                                    ==========      ==========


     Reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:


(Dollars in Thousands)                                             Year Ended December 31,
                                             ---------------------------------------------------------------------
                                                    1998       %              1999     %            2000      %
                                             ---------------------       ------------------    -------------------
Provision for income taxes at statutory rate     $ 10,004     35           $10,550    35         $14,883     35
State income taxes, net of Federal tax               (141)    (1)              120     1              13
benefit
Foreign income subject to tax other than
federal statutory rate                                (35)                     491     2             466      1
Non-taxable earnings of FSC                          (943)    (3)             (956)   (3)         (1,281)    (3)
Research and development tax credit                  (866)    (3)             (738)   (2)           (575)    (1)
Equity in income of affiliates                       (442)    (2)             (497)   (2)           (614)    (1)
Other                                                 423      2               103                   (28)
                                                 ---------------           -------------         --------------
Provision for income taxes                       $  8,000     28           $ 9,073    31         $12,864     31
                                                 ===============           =============         ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     An income tax benefit during 2000, 1999, and 1998 related to the exercise or early disposition of certain stock options reduced income taxes currently payable by $1,219,000, $87,000, and $300,000, respectively, and was credited directly to shareholders' equity.

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

     The Company has a non-cancelable operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of persons who are executive officers, directors, and/or shareholders of the Company. The agreement extends through December 31, 2002. Approximately $966,000 in 1998, $966,000 in 1999, and $966,000 in 2000 was paid by the Company under the facility lease agreement.

     DPC Cirrus has entered into a non-cancelable operating lease for its Randolph, New Jersey manufacturing facility. The agreement extends through November 30, 2002, with a five-year renewal option.

     Future minimum lease commitments as of December 31, 2000 are as follows:


(Dollars in Thousands)                       2001        2002       Total
                                            ------      ------      ------
                                            $1,808      $1,373      $3,181


     Aggregate rental expense under operating leases approximated $2,673,000 in 1998, $3,107,000 in 1999, and $4,429,000 in 2000.

     The Company has a supply contract with a vendor for chemical compounds that are key components in the IMMULITE system. The Company has agreed to guaranty the vendor's minimum payment obligations to another company in the annual amount of $600,000 through 2004.

NOTE 10 - EARNINGS PER SHARE

     The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the income statements presented herein.


(Shares in Thousands)                      Year Ended December 31,
                                       ------------------------------
                                        1998        1999        2000
                                       ------      ------      ------
Basic                                  13,746      13,671      13,777
Assumed exercise of stock options         135         100         297
                                       ------      ------      ------
Diluted                                13,881      13,771      14,074
                                       ======      ======      ======


     Net income as presented in the consolidated income statement is used as the numerator in the EPS calculation for both the basic and diluted computations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTION PLANS

     Under the Company's stock option plans, incentive stock options may be granted and are exercisable at prices not less than 100% of the fair market value on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the Company). Additionally under the plans, non-qualified stock options may be granted and are exercisable at prices not less than 85% of fair market value at the date of grant. Options become exercisable after one year in installments (generally 3 to 9 years) and may be exercised on a cumulative basis at any time before expiration. Options expire no later than ten years from the date of grant.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years: dividend yield of 1.0 to 1.7%, risk-free interest rate of from 4.4% to 6.6% and expected option life of 3 to 10 years. Expected volatility was assumed to be 36.9% in 1998, 27.1% in 1999, and 30.1% in 2000. Forfeiture rate was assumed to be 5% in 1998, 1999, and in 2000.

                                                          Weighted
                                           Number          Average       Weighted
                                            of            Exercise        Average
                                           Shares           Price        Fair Value
                                        ------------     -----------     ----------
Options outstanding,
    December 31, 1997
    (349,656 exercisable)                1,220,540         $25.92
Granted                                    222,000          26.83          $10.87
Exercised                                 (152,810)         19.69
Canceled                                   (66,540)         30.46
                                         ---------         ------

Options outstanding,
    December 31, 1998
    (350,373 exercisable)                1,223,190          26.62
Granted                                    182,000          26.25            9.76
Exercised                                  (21,160)         19.76
Canceled                                   (32,700)         25.62
                                         ---------         ------

Options outstanding,
    December 31, 1999
   (480,870 exercisable)                 1,351,330          26.55
Granted                                    200,000          30.72          14.69
Exercised                                 (245,640)         23.62
Canceled                                   (80,800)         27.15
                                         ---------         ------

Options outstanding,
    December 31, 2000                    1,224,890         $27.77
                                         =========         ======
    (379,989 exercisable)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                    Weighted         Weighted                     Weighted
   Range of         Number           Average         Average         Number       Average
   Exercise       Outstanding       Remaining        Exercise     Exercisable     Exercise
    Prices        at 12/31/00         Life            Price       at 12/31/00      Price
---------------   ------------     ------------     ----------    -----------    -----------
 $10.00-19.99         33,750        2.99 years        $18.56         13,310         $18.69

  20.00-29.99        952,140        6.69 years        $25.82        295,379         $25.40

  30.00-39.99        186,000        6.07 years        $34.38         71,300         $35.58

  40.00-49.99         53,000        9.81 years        $45.32           -0-            -0-

     Pursuant to the plans, 1,364,690 shares of common stock are reserved for issuance upon the exercise of options. In addition, a 1,000,000 share increase in the number of shares reserved for issuance under the plans is subject to shareholder approval at the 2001 annual meeting of shareholders.

     As permitted by SFAS No. 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

(Dollars in Thousands, except per Share Data)

                                            1998            1999            2000
                                         ----------      ----------      ----------
Net income as reported                   $   20,213      $   20,488      $   28,250
Compensation expense from
   stock options                                740           1,152           1,373
                                         ----------      ----------      ----------
Net income adjusted                      $   19,473      $   19,336      $   26,877
                                         ==========      ==========      ==========
Adjusted earnings per share-diluted      $     1.40      $     1.40      $     1.91
                                         ==========      ==========      ==========


     This proforma impact only takes into account options granted subsequent to January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.


NOTE 12 - SEGMENT AND PRODUCT LINE INFORMATION

     The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufacturers its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Estonia, Sweden, Australia, China, Brazil, Uruguay, Venezuela, Costa Rica, Honduras, El Salvador, Guatemala, and Panama.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:


                                            Year Ended December 31,
                                      ------------------------------------
(Dollars in Thousands)                  1998          1999          2000
                                      --------      --------      --------
Sales:
     IMMULITE (includes service)      $123,861      $150,714      $193,082
     Radioimmunoassay ("RIA")           42,565        37,813        33,706
     Other                              30,217        27,666        21,079
                                      --------      --------      --------
                                      $196,643      $216,193      $247,867
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


(Dollars in Thousands)                                               December 31, 2000
                             ----------------------------------------------------------------------------------------------------

                                            Euro/DPC       DPC           DPC
                                             Limited     Biermann       Medlab                         Less:
                                United      (United      (German       (Brazilian                   Intersegment
                               States       Kingdom)      Group)         Group)          Other       Elimination         Total
                             -----------   -----------  -----------    -----------    -----------   ------------      -----------
Sales                        $   173,194   $    31,341  $    30,135    $    29,541    $    50,023    $   (66,367)     $   247,867
Operating expenses                60,234         6,983        7,554          8,319         14,153                          97,243
Interest income
   (expense), net                  3,863                       (776)        (1,306)        (1,096)                            685

Minority interest                                                            1,409                                          1,409

Provision (benefit) for
   income taxes expense            8,388         1,752          213          1,728            783                          12,864

Net income (loss)                 20,986         4,134          125          1,795          1,210                          28,250

Segment assets:

Long-lived assets                 50,584        15,811       20,704         11,016         21,560                         119,675

Total assets                     287,459        24,381       31,865         21,391         51,299       (135,911)         280,484

Capital expenditures              12,811         3,093        2,123          3,115          6,625                          27,767

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(Dollars in Thousands)                                            December 31, 1999
                              ----------------------------------------------------------------------------------------------------

                                            Euro/DPC          DPC             DPC
                                             Limited        Biermann         Medlab                          Less:
                                United      (United         (German        (Brazilian                     Intersegment
                               States       Kingdom)          Group)          Group)          Other        Elimination     Total
                             ---------      ---------       ---------       ---------       ---------      -----------   ---------
Sales                        $ 148,443      $  29,323       $  31,471       $  24,472       $  47,187       ($ 64,703)   $ 216,193
Operating expenses              54,623          6,395          10,017           6,969          13,406                       91,410
Interest income
   (expense), net                3,791           (512)           (628)         (1,441)           (767)                         443
Minority interest                                                                 582                                          582
Provision (benefit) for
   income taxes expense          5,847          1,173            (227)          1,189           1,091                        9,073
Net income (loss)               15,086          2,680            (382)            743           2,061             300       20,488
Segment assets:
Long-lived assets               50,156         17,916          19,520          10,250          22,871          (5,300)     115,413
Total assets                   250,119         38,710          30,119          19,892          46,237        (134,583)     250,494
Capital expenditures             2,816          5,172           8,673           2,086          11,589          (2,940)      27,396



(Dollars in Thousands)                                              December 31, 1998
                           ---------------------------------------------------------------------------------------------------------

                                            Euro/DPC         DPC           DPC
                                            Limited       Biermann         Medlab                            Less:
                             United         (United        (German       (Brazilian                      Intersegment
                             States        Kingdom)         Group)          Group)           Other        Elimination       Total
                           -----------    -----------     -----------     -----------     -----------     -----------    -----------
Sales                      $   127,936    $    27,468     $    34,425     $    24,081     $    38,926     $   (56,193)   $   196,643
Operating expenses              46,875          6,070           9,465           7,268          12,907                         82,585
Interest income
   (expense), net                4,508           (800)           (970)         (1,675)           (732)                           331
Minority interest                                                                 370                                            370
Provision (benefit) for
   income taxes expense          5,793          1,269            (253)            358             833                          8,000
Net income (loss)               16,214          2,820            (417)            471           1,325            (200)        20,213
Segment assets:
Long-lived assets               52,937         16,869          19,138          12,851          20,871          (5,500)       117,166
Total assets                   239,509         36,230          32,753          19,704          41,896        (123,868)       246,224
Capital expenditures             4,293          3,305           9,869           4,594          11,879          (3,500)        30,440

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's export sales to unaffiliated customers are summarized as follows:


(Dollars in Thousands)       Western         South          Other          Total
                             Europe         America        Exports        Exports
                            ---------      ---------      ---------      ---------
1998                        $   2,794      $   8,406      $  13,701      $  24,901
1999                            3,771          6,635         14,691         25,097
2000                            3,871          8,035         21,142         33,048


                          SUPPLEMENTARY FINANCIAL DATA

     Unaudited quarterly financial information for the years ended December 31, 1999 and 2000 is summarized as follows:



(In Thousands, Except per Share Data)
                                                               Quarter Ended
                         -----------------------------------------------------------------------------------------
                           March 31,          June 30,         September 30,      December 31,        Year Ended
                             1999               1999               1999               1999               1999
                         -------------      -------------      -------------      -------------      -------------
Sales                    $      50,466      $      54,593      $      53,693      $      57,441      $     216,193
Gross profit                    27,260             30,433             29,048             32,948            119,689
Income taxes                     1,790              2,150              1,740              3,393              9,073
Net income                       4,100              5,512              4,791              6,085             20,488
Earnings per share:
   Basic                           .30                .40                .35                .45               1.50
   Diluted                         .30                .40                .35                .44               1.49
Weighted Average
Shares Outstanding:
   Basic                        13,669             13,673             13,671             13,673             13,671
   Diluted                      13,818             13,739             13,780             13,747             13,771



                                                               Quarter Ended
                         -----------------------------------------------------------------------------------------
                           March 31,          June 30,         September 30,      December 31,        Year Ended
                             2000               2000               2000               2000               2000
                         -------------      -------------      -------------      -------------      -------------
Sales                    $      59,184      $      63,645      $      60,579      $      64,459      $     247,867
Gross profit                    32,895             34,780             33,884             35,786            137,345
Income taxes                     2,969              3,160              2,875              3,860             12,864
Net income                       6,291              7,029              6,397              8,533             28,250
Earnings per share:
   Basic                           .46                .51                .46                .61               2.05
   Diluted                         .46                .50                .45                .59               2.01
Weighted Average
Shares Outstanding:
   Basic                        13,681             13,726             13,812             13,890             13,777
   Diluted                      13,735             13,877             14,243             14,441             14,074

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION


/s/ Michael Ziering                   President and                          March 29, 2001
------------------------------------  Chief Executive Officer and
Michael Ziering                       Chairman of the Board
                                      (Principal Executive Officer)
                                      Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                         TITLE                                DATE
-----------------------------------          --------------------------------     --------------------------
/s/ Michael Ziering                          President and                        March 29, 2001
-----------------------------------          Chief Executive Officer and
Michael Ziering                              Chairman of the Board
                                             (Principal Executive Officer)
                                             Director


/s/ Sidney A. Aroesty                        Chief Operating Officer              March 29, 2001
-----------------------------------          Director
Sidney A. Aroesty

/s/ Maxwell H. Salter                        Director                             March 29, 2001
-----------------------------------
Maxwell H. Salter

/s/ James D. Watson                          Director                             March 29, 2001
-----------------------------------
James D. Watson

/s/ Frederick Frank                          Director                             March 29, 2001
-----------------------------------
Frederick Frank

/s/ Ira Ziering                              Vice President                       March 29, 2001
-----------------------------------          Director
Ira Ziering

/s/ James L. Brill                           Vice President                       March 29, 2001
-----------------------------------          Finance (Principal
James L. Brill                               Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX

     3.1    Amended and Restated Articles of Incorporation (6)
     3.2    Bylaws, as amended (6)
     4.1    Stock Certificate (4)
   *10.1    1981 Employee Stock Option Plan, as amended (2)
   *10.2    Retirement Benefits Agreement with Sigi Ziering (3)
   *10.3    Form of Indemnification Agreement with Officers and
            Directors (1)
   *10.4    1990 Stock Option Plan as amended (7)
    10.5    Standard Industrial Lease with 5700 West 96th Street, general partnership, dated February 18, 1991 (5)
   *10.6    1997 Stock Option Plan as amended (7)
      21    Subsidiaries of Registrant
      23    Independent Auditors' Consent

----------------
*    Management contracts, compensation plans or arrangements

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