Form 10-Q
period 2001-03-31
DIAGNOSTIC PRODUCTS CORP
filed 2001-05-11
CIK 702259

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2001


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

                                    NO CHANGE

              (Former name, former address, and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                             YES [X]  NO [ ]


The number of shares of Common Stock, no par value, outstanding as of March 31, 2001, was 13,973,824.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS


                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


(In Thousands, except per share data)
                                                            Three Months Ended
                                                                March 31,
                                                    ---------------------------------
                                                        2001                   2000
                                                    ------------            ----------
SALES                                                 $ 67,797                $ 59,184
COST OF SALES                                           29,016                  26,289
                                                      --------                --------
   Gross Profit                                         38,781                  32,895
                                                      --------                --------

OPERATING EXPENSES:
   Selling                                              12,112                  10,801
   Research and Development                              8,302                   6,193
   General and Administrative                            6,527                   6,574
   Equity in Income of Affiliates                         (855)                   (495)
                                                      --------                --------

 OPERATING EXPENSES -NET                                26,086                  23,073
                                                      --------                --------

 OPERATING INCOME                                       12,695                   9,822
   Interest/Other Expense -Net                             (87)                   (244)
                                                      --------                --------

 INCOME BEFORE INCOME TAXES
   AND MINORITY INTEREST                                12,608                   9,578

 PROVISION FOR INCOME TAXES                              3,833                   2,969

 MINORITY INTEREST                                         223                     318
                                                      --------                --------

 NET INCOME                                           $  8,552                $  6,291
                                                      ========                ========

 EARNINGS PER SHARE:
     BASIC                                            $    .61                $    .46
     DILUTED                                               .59                     .46

 WEIGHTED AVERAGE
 SHARES OUTSTANDING:
     BASIC                                              13,946                  13,681
     DILUTED                                            14,526                  13,735


                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


(Dollars in Thousands)
                                                     March 31,      December 31,
                                                       2001            2000
                                                   ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                          $  19,087       $  26,395
   Accounts receivable - net of allowance
     for doubtful accounts of $504 and $750              74,070          68,222
   Inventories                                           59,761          60,247
   Prepaid expenses and other current assets                306             528
   Deferred income taxes                                  2,881           2,881
                                                      ---------       ---------
   Total current assets                                 156,105         158,273
PROPERTY, PLANT AND EQUIPMENT:
   Land and buildings                                    35,830          37,394
   Machinery and equipment                               65,432          66,137
   Leasehold improvements                                 7,257           7,242
   Construction in progress                               9,499           3,607
                                                      ---------       ---------
   Total                                                118,018         114,380
   Less accumulated depreciation and amortization        62,137          61,367
                                                      ---------       ---------
   Property, plant and equipment - net                   55,881          53,013
SALES-TYPE AND OPERATING LEASES - net                    38,947          40,582
DEFERRED INCOME TAXES                                     2,536           2,536
INVESTMENTS IN AFFILIATED COMPANIES                      14,249          13,465
EXCESS OF COST OVER NET ASSETS ACQUIRED --
   Net of accumulated amortization of $10,995
     and $10,735                                         12,311          12,615
                                                      ---------       ---------
TOTAL ASSETS                                          $ 280,029       $ 280,484
                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY CURRENT
  LIABILITIES:
   Notes payable                                      $  14,749       $  15,557
   Accounts payable                                      22,523          24,987
   Accrued liabilities                                    7,352          11,409
   Income taxes payable                                   4,225           1,507
                                                      ---------       ---------
   Total current liabilities                             48,849          53,460
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common Stock-no par value, authorized 30,000,000
     shares; outstanding 13,973,824 shares and
     13,918,394 shares, respectively                     46,594          44,838
   Retained earnings                                    215,347         208,465
   Accumulated other comprehensive loss                 (30,761)        (26,279)
                                                      ---------       ---------
Total shareholders' equity                              231,180         227,024
                                                      ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 280,029       $ 280,484
                                                      =========       =========

                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


(Dollars in Thousands)                                         Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                             2001              2000
                                                           ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  8,552         $  6,291
     Adjustments to reconcile net income to net cash
       flows from operating activities:
       Depreciation and amortization                           6,292            4,379
       Equity in undistributed income of
       unconsolidated affiliates                                (855)            (495)
     Changes in operating assets and liabilities:
         Accounts receivable                                  (8,043)          (6,370)
         Inventories                                            (842)            (702)
         Prepaid expenses and other current assets               222              190
       Accounts payable                                           92              943
       Accrued liabilities                                    (4,057)          (1,977)
       Income taxes payable                                    2,876              723
                                                            --------         --------
   Net cash flows from operating activities                    4,237            2,982
                                                            --------         --------

CASH FLOWS USED FOR
INVESTING ACTIVITIES:
     Additions to property, plant, and equipment              (7,665)            (498)
     Sales-type and operating leases                          (4,131)          (4,268)
     Investment in affiliated companies                         (480)            (104)
                                                            --------         --------
   Net cash used for investing activities                    (12,276)          (4,870)
                                                            --------         --------

CASH FLOWS FROM (USED FOR)
FINANCING ACTIVITIES:
     Borrowing (repayment) of notes payable                      692           (1,131)
     Proceeds from exercise of stock options                   1,756              320
     Cash dividends paid                                      (1,670)          (1,641)
                                                            --------         --------
   Net cash from (used for) financing activities                 778           (2,452)
                                                            --------         --------
EFFECT OF EXCHANGE RATE CHANGES
ON CASH                                                          (47)             275
                                                            --------         --------
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                          (7,308)          (4,065)
CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                                          26,395           14,547
                                                            --------         --------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                            $ 19,087         $ 10,482
                                                            ========         ========


                DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The information for the three months ended March 31, 2001 and 2000 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Basic earnings per share is computed by dividing net income by the weighed-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.


NOTE 2 - INVENTORIES

Inventories by major categories are summarized as follows:



(Dollars in Thousands)              March 31,           December 31,
                                      2001                  2000
                                    ---------           ------------
Raw materials                       $ 24,987              $ 23,381
Work in process                       22,225                23,862
Finished goods                        12,549                13,004
                                    --------              --------
Total                                $59,761               $60,247
                                     =======               =======


NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:


(Dollars in Thousands)                            Three Months Ended
                                                       March 31,
                                             ------------------------------
                                                2001               2000
                                             -----------        -----------
Net income                                     $  8,552          $  6,291
Foreign currency translation adjustment          (4,482)           (1,039)
                                               --------          --------
Comprehensive income                           $  4,070          $  5,252
                                               ========          ========


The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SEGMENT AND PRODUCT LINE INFORMATION

The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufacturers its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxemborg, Finland, Norway, France, Australia, New Zealand, China, Brazil, Uruguay, Venezuela, Costa Rica, Panama, Sweden, Latvia, Lithuania, Estonia, and Denmark.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:



(Dollars in Thousands)                      Three Months Ended
                                                 March 31,
                                         --------------------------
                                           2001               2000
                                         ---------          -------
Sales:
IMMULITE                                  $53,859          $44,071
Radioimmunoassay (RIA)                      8,638            9,044
Other                                       5,300            6,069
                                         --------         --------
                                         $ 67,797         $ 59,184
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


                                           Euro/DPC         DPC
                                           Limited       Biermann*     DPC Medlab*                  Less:
                               United      (United        (German      (Brazilian                Intersegment
                               States      Kingdom)        Group)        Group)        Other      Elimination       Total
                               ------      --------      ---------     ----------      -----      -----------       -----
(Dollars in Thousands)

Three Months Ended March 31, 2001

Sales                         $ 49,502      $  8,775      $  8,575       $  6,932      $ 13,546      $(19,533)      $ 67,797
Net income (loss)                6,481         1,346           288            506           631          (700)         8,552


Three Months Ended March 31, 2000

Sales                         $ 39,927      $  7,739      $  7,958       $  6,570      $ 12,527      $(15,537)      $ 59,184
Net income (loss)                4,447         1,106          (150)           405           183           300          6,291



*DPC Biermann includes the Company's operations in Germany, the Czech Republic, and Poland. DPC Medlab includes the Company's operations in Brazil, Uruguay, Venezuela, Costa Rica, and Panama.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT

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

As defined under SFAS 133, the Company's use of derivatives is limited to foreign currency contracts entered into to manage or reduce foreign currency market risk resulting from the sale of inventory in US dollars to its owned foreign distributors. The Company enters into these contracts with only major financial institutions, which minimizes its risk of credit loss. The Company's policies do not permit active trading of or speculation in derivative financial instruments. The Company's policy is to hedge major foreign currency cash flow exposures, principally in Europe, through foreign exchange forward contracts and options, and is permitted under such policies to hedge up to 100% of such cash flows. The Company designates such foreign currency contracts as cash flow hedging instruments under SFAS 133.

The Company had foreign exchange contracts outstanding to purchase the equivalent of approximately $4.0 million and approximately $6.0 million US dollars at January 1, 2001 and March 31, 2001, respectively, with an average duration of less than three months. The fair value of such contracts at both January 1, 2001 and March 31, 2001 was insignificant. Additionally, the amount of hedge ineffectiveness for the three-month period ended March 31, 2001 was insignificant. Accordingly, the impact of adopting SFAS 133 did not have a significant impact on the consolidated financial position, consolidated results of operations, or consolidated cash flows of the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's sales increased 14.6% in the first quarter of 2001 to $67.8 million compared to sales of $59.2 million in the first quarter of 2000. Sales of all IMMULITE products (instruments and reagents) in the first quarter of 2001 were $53.9 million, a 22% increase over the first quarter of 2000. Sales of IMMULITE products represented 79% of first quarter 2001 sales, compared to 74% of first quarter 2000 sales.

IMMULITE reagents represented $42.4 million of 2001 first quarter sales, a 31% increase. Sales of IMMULITE systems (including service revenue) were $11.5 million, down 1% from the first quarter of 2000. The Company shipped a total of 253 IMMULITE systems during the 2001 first quarter, including 161 IMMULITE 2000 systems and 92 IMMULITE One systems. The total base of IMMULITE systems shipped grew to 6,208, including 1,176 of the IMMULITE 2000 systems.

Sales of the Company's mature RIA products declined approximately 5% in the first quarter of 2001, representing 13% of sales, compared to 15% of sales in the first quarter of 2000. This trend is expected to continue. Sales of other DPC products, including allergy reagents, decreased by 16% from the first quarter of 2000 to 5% of 2001 first quarter sales down from 7% in the first quarter in 2000, due primarily to the sale of the Milenia product line in Germany. Sales of non-DPC products through its consolidated international affiliates decreased 16% in the first quarter of 2001 to $1.9 million or 3% of sales.

Due to the significance of foreign sales (73% of total sales), in particular in Europe and Brazil, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. In the first quarter of 2001, the strong dollar had a 6% negative impact on sales. Due to intense competition, the Company's foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

In the first quarter of 2001, sales to domestic customers grew at 37%, to 27% of total sales, due in part to increased penetration of large accounts, while sales to foreign customers grew at 8%.

Gross profit as a percentage of sales increased from 56% in the first quarter 2000 to 57% in the first quarter 2001, driven in part by manufacturing efficiencies on higher levels of production and a shift in sales mix to higher margin reagents from systems.

The Company believes that because it sells to its affiliates in dollars, a strengthening dollar as well as potential increases in product sales through distribution agreements in the United States could put pressure on gross margins in the future.

Selling expense increased by 12% in dollar terms but, as a percentage of sales, remained consistent at approximately 18% in the first quarter of 2001 and 2000. Research and development expense increased by 34% to 12.2% of sales from 10.5% of sales in the first quarter of 2000, due to expenditures related to the development of allergy testing on the IMMULITE 2000 and the initiation of development on the Company's next generation instrument. It is expected that expenditures will be in this dollar range for the remainder of the year.

General and administrative expenses decreased slightly in the first quarter of 2001 compared to the 2000 first quarter, and decreased as a percentage of sales from 11.1% in 2000 to 9.6% in 2001. The amortization of the excess of cost over net assets acquired is included in the category of general and administrative expenses.

Equity in income of affiliates represents the Company's share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased from $495,000 in the first quarter of 2000 to $855,000 in the first quarter of 2001.

Interest/other expense-net includes interest income, interest expense, and foreign exchange transaction losses and gains. The net expense decreased by approximately $150,000 in the first quarter of 2001 from the first quarter of 2000 due primarily to an increase in interest income. In the first quarter of 2001, the Company incurred foreign currency transaction losses of approximately $420,000, compared with approximately $440,000 in the first quarter of 2000.

The Company's effective tax rate includes Federal, state, and foreign taxes. The Company's tax rate decreased to 30.4% in the first quarter of 2001 from 31.0 % in the first quarter of 2000.

Net income increased 36% to $8.6 million in the first quarter of 2001 or $.59 per diluted share from $6.3 million or $.46 per diluted share in the first quarter of 2000.

LIQUIDITY

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flows from operating activities were $4.2 million in the first quarter of 2001 and $3.0 million in the first quarter of 2000. Additions to property, plant, and equipment in the first quarter of 2001 were $7.7 million compared to $0.5 million in the first quarter of 2000, due in part to the construction of a new facility in New Jersey. Cash used for the placement of IMMULITE systems under sales-type and operating leases was $4.1 million in the first quarter of 2001 compared to $4.3 million in the first quarter of 2000. These leases have periods ranging from three to five years and are designated as sales type if their terms are non-cancelable. The Company used cash to reduce borrowings by $0.7 million in the 2001 first quarter compared to $1.1 million in the 2000 first quarter.

The Company's foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under "Results of Operations."

The Company purchased real property in New Jersey in 2000 at a cost of approximately $2.8 million. The Company is constructing an 85,000 square foot manufacturing facility on this property over the next several years at an estimated cost of $12 million. As of March 31, 2001, $4.1 million had been expended. The Company has no other material commitments for capital expenditures in 2001.

The Company has a $20 million domestic unsecured line of credit under which there were no borrowings outstanding at March 31, 2001 or December 31, 2000. As of March 31, 2001, the Company had $381,000 of standby letters of credit under the line. The Company had notes payable (consisting of bank borrowings by the Company's foreign consolidated subsidiaries payable in their respective local currency, some of which are guaranteed by the Company) of $14.7 million at March 31, 2001 compared to $15.6 million at December 31, 2000.

The Company has paid a quarterly cash dividend of $.12 per share since 1995.

On October 14, 1998 the Company announced a plan under which it could repurchase up to one million shares of its Common Stock from time to time in open market transactions. Through March 31, 2001, the Company had repurchased 218,288 shares at a cost of $4.5 million. The Company utilized existing cash to finance the purchases. Additional repurchases, if any, will depend on the prevailing market price of the common stock and could require bank borrowings.

In the first quarter of 2000, the Company sold a building in the United Kingdom. The sales price was $1.5 million dollars, with a book value at the time of sale of $1.3 million.

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

The Company has significant sales in Europe and is currently evaluating the business implications of the conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions, the competitive implications of cross-border price transparency, the impact on existing marketing programs, and other strategic implications. Due to the existence of many unknown variables, it is not permissible for the Company to predict the precise implications of the Euro conversion on its operations. The Company has implemented a plan to convert or upgrade certain of its European subsidiaries to a similar computer software system that will allow them to operate in the European currency environment and to create a central repository for all European information. The Company anticipates the software conversion will be completed in the fourth quarter of 2001, with an expected cost of approximately $1.0 million. Through March 31, 2001, the Company had expended approximately $300,000.

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," and similar expressions) that are based upon Management's current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include the degree of customer demand for the Company's products, customer acceptance of the IMMULITE 2000 and other new products, the Company's ability to keep abreast of technological innovations, the risks inherent in the development and release of new products (such as delays, unforeseen costs, and technical difficulties), competitive pressures, currency risks based on the relative strength or weakness of the U.S. dollar, health care regulation and cost containment measures, political and economic instability in certain foreign markets, and the impact of the conversion to the Euro.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended March 31, 2001, from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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


                                                 DIAGNOSTIC PRODUCTS CORPORATION
                                                                    (Registrant)


/s/ Michael Ziering           President and                        May 11, 2001
---------------------         Chief Executive Officer and
Michael Ziering               Chairman of the Board
                              (Principal Executive Officer)
                              Director

/s/ James L. Brill            Vice President-Finance               May 11, 2001
---------------------         (Principal Financial and
James L. Brill                Accounting Officer)