Form 10-Q
period 2001-06-30
DIAGNOSTIC PRODUCTS CORP
filed 2001-08-10
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _____________

Commission file number 1-9957

Diagnostic Products Corporation

(Exact name of registrant as specified in its charter)

California	95-2802182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5700 West 96th Street
Los Angeles, California 90045

(Address of principal executive offices)

Registrant’s telephone number: (310) 645-8200

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

YES [X]     NO [    ]

The number of shares of Common Stock, no par value, outstanding as of June 30, 2001, was 28,182,990.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

In Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

SALES:

Non-Affiliated Customers	$64,013	$57,098	$126,363	$109,273
Unconsolidated Affiliates	8,785	6,547	14,232	13,556

Total Sales	72,798	63,645	140,595	122,829

COST OF SALES	31,196	28,865	60,212	55,154

Gross Profit	41,602	34,780	80,383	67,675

OPERATING EXPENSES:

Selling	12,724	11,274	24,836	22,075

Research and Development	7,985	7,056	16,287	13,249

General and Administrative	6,271	6,720	12,798	13,294

Equity in Income of Affiliates	(746)	(603)	(1,601)	(1,098)

OPERATING EXPENSES — NET	26,234	24,447	52,320	47,520

OPERATING INCOME	15,368	10,333	28,063	20,155

Interest/Other Income (Expense) — Net	(613)	237	(700)	(7)

INCOME BEFORE TAXES AND MINORITY INTEREST	14,755	10,570	27,363	20,148

PROVISION FOR INCOME TAXES	4,486	3,160	8,319	6,129

MINORITY INTEREST	260	381	483	699

NET INCOME	$10,009	$7,029	$18,561	$13,320

EARNINGS PER SHARE:

BASIC	$0.36	$0.26	$0.66	$0.49

DILUTED	$0.34	$0.25	$0.63	$0.48

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC	28,081	27,452	27,987	27,406

DILUTED	29,440	27,754	29,246	27,612

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2001	2000

Assets

CURRENT ASSETS:

Cash and cash equivalents	$18,290	$26,395

Accounts receivable — (including receivables from unconsolidated affiliates of $10,893 and $7,127) — net of allowance for doubtful accounts of $1,167 and $750	80,536	68,222

Inventories	59,817	60,247

Prepaid expenses and other current assets	876	528

Deferred income taxes	2,881	2,881

Total current assets	162,400	158,273

PROPERTY, PLANT AND EQUIPMENT:

Land and buildings	35,868	37,394

Machinery and equipment	70,573	66,137

Leasehold improvements	7,257	7,242

Construction in progress	10,813	3,607

Total	124,511	114,380

Less accumulated depreciation and amortization	63,867	61,367

Property, plant and equipment — net	60,644	53,013

SALES-TYPE AND OPERATING LEASES — net	40,786	40,582

DEFERRED INCOME TAXES	2,536	2,536

INVESTMENTS IN AFFILIATED COMPANIES	14,922	13,465

EXCESS OF COST OVER NET ASSETS ACQUIRED —

Net of accumulated amortization of $11,278 and $10,735	12,010	12,615

TOTAL ASSETS	$293,298	$280,484

Liabilities and Shareholders’ Equity

CURRENT LIABILITIES:

Notes payable	$13,258	$15,557

Accounts payable	25,261	24,987

Accrued liabilities	9,363	11,409

Income taxes payable	3,941	1,507

Total current liabilities	51,823	53,460

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:

Common Stock—no par value, authorized 60,000,000 shares; outstanding 28,182,990 shares and 27,836,788 shares, respectively	49,433	44,838

Retained earnings	223,674	208,465

Accumulated other comprehensive loss	(31,632)	(26,279)

Total shareholders’ equity	241,475	227,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$293,298	$280,484

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$18,561	$13,320

Adjustments to reconcile net income to net cash flows from operating activities:

Depreciation and amortization	12,386	9,732

Equity in undistributed income of unconsolidated affiliates	(1,601)	(1,098)

Changes in operating assets and liabilities:

Accounts receivable	(15,538)	(15,183)

Inventories	(1,220)	(141)

Prepaid expenses and other current assets	(348)	(124)

Accounts payable	4,119	3,282

Accrued liabilities	(2,046)	(272)

Income taxes payable	2,637	(1,612)

Net cash flows from operating activities	16,950	7,904

CASH FLOWS USED FOR INVESTING ACTIVITIES:

Additions to property, plant, and equipment	(15,517)	(6,354)

Sales-type and operating leases	(10,081)	(6,983)

Investment in affiliated companies	(851)	(366)

Net cash flows used for investing activities	(26,449)	(13,703)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Repayment) borrowing of notes payable	(288)	1,831

Proceeds from exercise of stock options	4,595	1,823

Cash dividends paid	(3,352)	(3,289)

Net cash flows from financing activities	955	365

EFFECT OF EXCHANGE RATE CHANGES ON CASH	439	(216)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,105)	(5,650)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,395	14,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,290	$8,897

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The information for the three and six months ended June 30, 2001 and 2000 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. All share and per share amounts have been adjusted to give effect to a 2 for 1 stock split occurring on June 1, 2001.

Note 2 — Inventories

Inventories by major categories are summarized as follows:

(Dollars in Thousands)	June 30,	December 31,
	2001	2000

Raw materials	$25,986	$23,381

Work in process	22,501	23,862

Finished goods	11,330	13,004

Total	$59,817	$60,247

     Note 3 — Comprehensive Income

     Comprehensive income is summarized as follows:

(Dollars in Thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income	$10,009	$7,029	$18,561	$13,320

Foreign currency translation adjustment	(871)	(2,959)	(5,353)	(3,998)

Comprehensive income	$9,138	$4,070	$13,208	$9,322

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Segment and Product Line Information

The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment, as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufactures its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors, including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxemborg, Finland, Norway, France, Australia, New Zealand, China, Brazil, Uruguay, Venezuela, Costa Rica, Panama, Sweden, Latvia, Lithuania, Estonia, and Denmark.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

(Dollars in Thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,

Sales:	2001	2000	2001	2000

IMMULITE	$59,582	$49,301	$113,441	$93,372

Radioimmunoassay (RIA)	8,581	8,753	17,218	17,797

Other (Includes DPC and non-DPC products)	4,635	5,591	9,936	11,660

	$72,798	$63,645	$140,595	$122,829

The Company is organized and managed by geographic area. Transactions between geographic segments are accounted for as normal sales for internal reporting and management purposes with all intercompany amounts eliminated in consolidation. Sales are attributed to geographic area based on the location from which the instrument or kit is shipped to the customer. Information reviewed by the Company’s chief operating decision maker on significant geographic segments is prepared on the same basis as the consolidated financial statements and is as follows:

		Euro/DPC	DPC
		Limited	Biermann*	DPC Medlab*		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)	Group)	Other	Elimination	Total

Three Months Ended June 30, 2001

Sales	$54,396	$8,831	$7,961	$7,768	$14,367	$(20,525)	$72,798

Net income (loss)	7,420	1,411	150	330	1,198	(500)	10,009

Three Months Ended June 30, 2000

Sales	$44,067	$8,269	$7,533	$7,383	$13,335	$(16,942)	$63,645

Net income (loss)	5,975	1,306	(70)	486	(68)	(600)	7,029

Six Months Ended June 30, 2001

Sales	$103,898	$17,605	$16,536	$14,700	$27,914	$(40,058)	$140,595

Net income (loss)	13,901	2,757	438	613	2,052	(1,200)	18,561

Six Months Ended June 30, 2000

Sales	$83,994	$16,008	$15,491	$13,953	$25,862	$(32,479)	$122,829

Net income (loss)	10,422	2,412	(220)	891	115	(300)	13,320

*DPC Biermann includes the Company’s operations in Germany, the Czech Republic, and Poland. DPC Medlab includes the Company’s operations in Brazil, Uruguay, Venezuela, Costa Rica, and Panama.

Note 5 — New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in business combinations occurring prior to June 30, 2001, will cease upon adoption of this statement. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Under SFAS Nos. 141 and 142, goodwill and other intangibles are initially assessed for impairment upon adoption of the statements with subsequent assessments required annually and when there is reason to suspect that their values have been diminished or impaired, with any corresponding write-downs recognized as necessary.

The Company is required to implement SFAS No. 141 on July 1, 2001, and has determined that the impact of this statement will not be material to its consolidated financial position or results of operations. The Company is required to implement SFAS No. 142 on January 1, 2002 and once adopted annual goodwill amortization of approximately $1.1 million will cease. Beyond the impact to its amortization of goodwill, the Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s sales increased 14% in the second quarter of 2001 to $72.8 million compared to sales of $63.6 million in the second quarter of 2000. Sales also increased 14% in the first six months of 2001 to $140.6 million from $122.8 million in the first six months of 2000. Sales of all IMMULITE products (instruments and reagents) in the second quarter of 2001 were $59.6 million, a 21% increase over the second quarter of 2000. Sales of IMMULITE products represented 82% of second quarter 2001 sales, compared to 77% of second quarter 2000 sales. Sales of all IMMULITE products in the first six months of 2001 were $113.4 million, a 21% increase over the first six months of 2000. IMMULITE products represented 81% of sales in the first six months of 2001 versus 76% in 2000.

IMMULITE reagents represented $45.1 million of 2001 second quarter sales, a 22% increase and $87.4 million in the first six months of 2001, a 26% increase over 2000. Sales of IMMULITE systems (including service revenue and parts) were $14.5 million, up 17% over the second quarter of 2000 and $26.0 million in the first six months of 2001, an 8% increase over 2000. Additionally, the Company expects to release its allergy product line for the IMMULITE 2000 in September 2001. The Company shipped a total of 312 IMMULITE systems during the 2001 second quarter, including 189 IMMULITE 2000 systems and 123 IMMULITE One systems. The total base of IMMULITE systems shipped grew to 6,520, including 1,465 of the IMMULITE 2000 systems.

Sales of the Company’s mature RIA products declined approximately 2% in the second quarter of 2001, and 3% in the first six months of 2001, representing 12% of sales in each period compared to 14% of sales in the second quarter and the first six months of 2000. The sales decline in this product line is expected to continue. Sales of other DPC products, including allergy reagents, fell by 12% over the second quarter of 2000 and by 14% in the first six months to 5% of 2001 second quarter sales, down from 6% in the second quarter in 2000 and 5% of sales in the first six months of 2001 from 6% in the first six months of 2000. Sales of non-DPC products through its consolidated international affiliates decreased 27% in the second quarter of 2001 to $1.3 million and decreased 18% in the first six months of 2001 to $3.1 million.

Due to the significance of foreign sales (73% of total sales in the second quarter and 73% in the first six months of 2001), particularly in Europe and South America, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. In the second quarter of 2001, the strong dollar had a 7% negative impact on sales. In the first six months of 2001, the strong dollar had a 7% negative impact on sales. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

In the second quarter of 2001, domestic sales grew at 32%, to 27% of total sales, while foreign sales grew at 9%. In the first six months of 2001, domestic sales grew 35% to 27% of total sales while international sales grew at 8%.

Gross profit as a percentage of sales increased from 54.6% in the second quarter 2000 to 57.1% in the second quarter 2001 and from 55.1% in the first six months of 2000 to 57.2% in the first six months of 2001. These increases were due in part to a shift toward higher margin domestic sales from third party international sales, an increase in manufacturing volumes, and a shift toward IMMULITE 2000 reagent sales.

The Company believes that because it sells to its affiliates in dollars, a strengthening dollar as well as potential increases in product sales through distribution agreements in the United States could put pressure on gross margins in the future.

Selling and research and development expenses increased in absolute dollars in the second quarter and first six months of 2001 relative to the second quarter and first six months of 2000, but decreased as a percentage of sales. General and administrative expenses decreased in the second quarter and the first six months of 2001 in part due to the strong U.S. dollar. It is expected that general and administrative expenses will be closer to historical levels in the future.

Equity in income of affiliates represents the Company’s share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased to $.7 million in the second quarter of 2001 from $.6 million in the second quarter of 2000. In the first six months of 2001, this amount increased to $1.6 million from $1.1 million for the comparable period in 2000.

Interest/other income (expense)-net includes interest income, interest expense, and foreign exchange transaction losses and gains. In the second quarter of 2001 the Company had other expenses of $613,000 versus income of $237,000 in 2000. In the first six months of 2001 the Company had other expenses of $700,000 versus $7,000 in the same period of 2000. The second quarter of 2001 included a $587,000 foreign currency translation loss versus a $148,000 foreign currency gain in 2000 and net interest expense versus net interest income in 2000. Also included in the first six months of 2000 is a gain of approximately $215,000 on the sale of a building in the United Kingdom.

The Company’s effective tax rate includes Federal, state, and foreign taxes. The Company’s tax rate increased to 30.4% in the second quarter of 2001 from 29.9% in the second quarter of 2000. The rate remained at 30.4% in the first six months of 2001, the same as that period in 2000.

Net income increased 42% to $10.0 million in the second quarter of 2001 or $.34 per diluted share from $7.0 million or $.25 per diluted share in the second quarter of 2000 on a split-adjusted basis. Net income increased 39% in the first six months of 2001 to $18.6 million or $.63 per diluted share from $13.3 million or $.48 per diluted share in 2000 on a split-adjusted basis.

Liquidity

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flow from operating activities was $17.0 million in the first six months of 2001 and $7.9 million in the first six months of 2000. Additions to property, plant, and equipment in the first six months of 2001 were $15.5 million, principally the result of the Company’s continued construction of its new manufacturing facility in New Jersey, compared to $6.4 million in the first six months of 2000. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases was $10.1 million in the first six months of 2001 compared to $7.0 million in the first six months of 2000. These leases have periods ranging from three to five years. The Company decreased borrowings by $0.3 million in the first six months of 2001 and increased borrowings by $1.8 million in the first six months of 2000.

The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.”

The Company purchased real property in New Jersey in 2000 at a cost of approximately $2.6 million. The Company is constructing an 80,000 square foot manufacturing facility, which should be completed by year-end, on this property at a cost of $10 million to $12 million. The Company has no other material commitments for capital expenditures in 2001.

The Company has a $20 million domestic unsecured line of credit under which there were no borrowings outstanding at June 30, 2001 or December 31, 2000. The Company had other notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in their local currency, some of which are guaranteed by the Company) of $13.3 million at June 30, 2001 compared to $15.6 million at December 31, 2000. The Company received $4.6 million from the exercise of stock options in the first six months of 2001 versus $1.8 million in the first six months of 2000. The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

Euro Conversion

The Company has significant sales to European countries (the “participating countries”) which began converting to a common legal currency (the “Euro”) on January 1, 1999. During the transition period of January 1, 1999 to January 1, 2002, public and private parties may pay for goods and services using either the Euro or local currency. During the transition period, conversion rates are not computed directly from one local currency to another. Instead, local currencies are converted first to a Euro denomination and then to the second local currency. Beginning in January 2002, new Euro-denominated bills and coins become legal currency and all former currencies will, over the ensuing months, be withdrawn from circulation. The ultimate conversion to the Euro will eliminate currency exchange risk among the participating countries.

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

The Company has significant sales in Europe and is currently evaluating the business implications of the conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions, the competitive implications of cross-border price transparency, the impact on existing marketing programs, and other strategic implications. Due to the existence of many unknown variables, it is not permissible for the Company to predict the precise implications of the Euro conversion on its operations. The Company has implemented a plan to convert or upgrade certain of its European subsidiaries to a similar computer software system that will allow them to operate in the European currency environment and to create a central repository for all European information. The Company anticipates the software conversion will be completed in the fourth quarter of 2001, with an expected cost of approximately $1.0 million. Through June 30, 2001, the Company had expended approximately $340,000.

Forward-Looking Statements

Except for the historical information contained herein, this report contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” and similar expressions) that are based upon Management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include the degree of customer demand for the Company’s products, customer acceptance of the IMMULITE 2000 and other new products, the Company’s ability to keep abreast of technological innovations, the risks inherent in the development and release of new products (such as delays, unforeseen costs, and technical difficulties), competitive pressures, currency risks based on the relative strength or weakness of the U.S. dollar, health care regulation and cost containment measures, political and economic instability in certain foreign markets, and the impact of the conversion to the Euro.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change during the quarter ended June 30, 2001, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following persons were elected directors of the Company at the Annual Meeting of Shareholders held on May 8, 2001:

	Votes Cast

Name	For	Withheld

Sidney A. Aroesty	10,455,607	1,761,854

Frederick Frank	9,235,180	2,982,281

Maxwell H. Salter	11,212,133	1,005,328

James D. Watson	11,215,168	1,002,293

Ira Ziering	10,549,262	1,668,199

Michael Ziering	10,551,937	1,665,524

The Shareholders approved the following proposal:

	Votes Cast

	For	Against	Abstain	Not Voted

Amendment of the 1997 Stock Option Plan	7,470,481	4,004,734	20,471	2,445,888

The number of votes indicated has not been adjusted to reflect the 2 for 1 stock split on June 1, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

3.1	Amended and Restated Articles of Incorporation

10.1	1997 Stock Option Plan as amended (incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-60690) filed on May 11, 2001.

(b)  Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	August 10, 2001

/s/ James L. Brill James L. Brill	Vice President-Finance (Principal Financial and Accounting Officer)	August 10, 2001

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation

10.1	1997 Stock Option Plan as amended (incorporated by reference to the registrant’s registration statement on Form S-8 (File No. 333-60690) filed on May 11, 2001.