Form 10-Q
period 2001-09-30
DIAGNOSTIC PRODUCTS CORP
filed 2001-11-09
CIK 702259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________to____________

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

[YES   X]     [NO      ]

The number of shares of Common Stock, no par value, outstanding as of September 30, 2001, was 28,259,470.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(In Thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

SALES:
Non-Affiliated Customers	$62,072	$57,792	$188,435	$167,065
Unconsolidated Affiliates	5,794	2,787	20,026	16,343

Total Sales	67,866	60,579	208,461	183,408
COST OF SALES	28,849	26,695	89,061	81,849

Gross Profit	39,017	33,884	119,400	101,559

OPERATING EXPENSES:
Selling	12,352	10,657	37,188	32,732
Research and Development	7,786	6,465	24,073	19,714
General and Administrative	6,270	6,200	19,068	19,494
Equity in Income of Affiliates	(626)	(158)	(2,227)	(1,256)

OPERATING EXPENSES — NET	25,782	23,164	78,102	70,684

OPERATING INCOME	13,235	10,720	41,298	30,875
Interest/Other Income (Expense) — Net	238	(1,040)	(462)	(1,047)

INCOME BEFORE TAXES AND MINORITY INTEREST	13,473	9,680	40,836	29,828
PROVISION FOR INCOME TAXES	4,176	2,875	12,495	9,004
MINORITY INTEREST	166	408	649	1,107

NET INCOME	$9,131	$6,397	$27,692	$19,717

EARNINGS PER SHARE:
BASIC	$0.32	$0.23	$0.99	$0.72
DILUTED	$0.31	$0.22	$0.94	$0.71
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	28,221	27,624	28,064	27,480
DILUTED	29,601	28,486	29,364	27,904

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars in Thousands)
	September 30,	December 31,
	2001	2000

Assets
CURRENT ASSETS:
Cash and cash equivalents	$26,865	$26,395
Accounts receivable (including receivables from unconsol- idated affiliates of $3,718 and $3,633) — net of allowance for doubtful accounts of $1,216 and $750	75,283	68,222
Inventories	63,795	60,247
Prepaid expenses and other current assets	884	528
Deferred income taxes	2,881	2,881

Total current assets	169,708	158,273
PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	37,051	37,394
Machinery and equipment	69,463	66,137
Leasehold improvements	7,257	7,242
Construction in progress	14,191	3,607

Total	127,962	114,380
Less accumulated depreciation and amortization	64,405	61,367

Property, plant and equipment — net	63,557	53,013
SALES-TYPE AND OPERATING LEASES — net	48,328	40,582
DEFERRED INCOME TAXES	2,536	2,536
INVESTMENTS IN AFFILIATED COMPANIES	15,553	13,465
EXCESS OF COST OVER NET ASSETS ACQUIRED — Net of accumulated amortization of $11,570 and $10,735	11,758	12,615

TOTAL ASSETS	$311,440	$280,484

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$14,407	$15,557
Accounts payable	26,376	24,987
Accrued liabilities	11,225	11,409
Income taxes payable	7,994	1,507

Total current liabilities	60,002	53,460
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common Stock — no par value, authorized 60,000,000 shares; outstanding 28,259,470 shares and 27,836,788 shares, respectively	$50,459	$44,838
Retained earnings	231,109	208,465
Accumulated other comprehensive loss	(30,130)	(26,279)

Total shareholders’ equity	251,438	227,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$311,440	$280,484

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(Dollars in Thousands)	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,692	$19,717
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19,779	15,108
Equity in undistributed income of unconsolidated affiliates	(2,227)	(1,256)
Changes in operating assets and liabilities:
Accounts receivable	(10,134)	(15,751)
Inventories	(4,675)	(3,022)
Prepaid expenses and other current assets	(356)	60
Accounts payable	6,839	6,771
Accrued liabilities	(184)	205
Income taxes payable	6,605	(2,498)

Net cash flows from operating activities	43,339	19,334

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(16,923)	(7,436)
Sales — type and operating leases	(24,451)	(12,938)
Investment in affiliated companies	(1,231)	(115)

Net cash flows used for investing activities	(42,605)	(20,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment) borrowing of notes payable	(64)	310
Proceeds from exercise of stock options	5,621	4,259
Cash dividends paid	(5,048)	(4,942)

Net cash flows from financing activities	509	(373)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(773)	(665)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	470	(2,193)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,395	14,547

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,865	$12,354

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The information for the three months and nine month periods ended September 30, 2001 and 2000 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. All share and per share amounts have been adjusted to give effect to a 2 for 1 stock split occurring on June 1, 2001.

Note 2 — Inventories

Inventories by major categories are summarized as follows:

(Dollars in Thousands)	September 30,	December 31,
	2001	2000

Raw materials	$27,004	$23,381
Work in process	23,775	23,862
Finished goods	13,016	13,004

Total	$63,795	$60,247

Note 3 — Comprehensive Income

Comprehensive income is summarized as follows:

(Dollars in Thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income	$9,131	$6,397	$27,692	$19,717
Foreign currency translation adjustment	1,502	(3,871)	(3,851)	(7,869)

Comprehensive income	$10,633	$2,526	$23,841	$11,848

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

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Sales:
IMMULITE	$54,767	$48,072	$168,209	$141,443
Radioimmunoassay (RIA)	8,676	8,106	25,895	25,903
Other (Includes DPC and non- DPC products)	4,423	4,401	14,357	16,062

	$67,866	$60,579	$208,461	$183,408

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

		Euro/DPC	DPC
		Limited	Biermann*	DPC Medlab*		Less:
	United	(United	(German	(Brazilian		Intersegment
	States	Kingdom)	Group)	Group)	Other	Elimination	Total

(Dollars in Thousands)
Three Months Ended September 30, 2001
Sales	$51,088	$9,753	$7,919	$7,294	$13,517	$(21,705)	$67,866
Net income (loss)	4,837	1,620	139	211	2,924	(600)	9,131
Three Months Ended September 30, 2000
Sales	$42,591	$7,618	$7,155	$8,105	$11,321	$(16,211)	$60,579
Net income (loss)	4,451	1,342	(358)	519	(57)	500	6,397
Nine Months Ended September 30, 2001
Sales	$154,986	$27,359	$24,455	$21,994	$41,430	$(61,763)	$208,461
Net income (loss)	14,384	4,377	577	824	9,330	(1,800)	27,692
Nine Months Ended September 30, 2000
Sales	$126,585	$23,626	$22,646	$22,058	$37,183	$(48,690)	$183,408
Net income (loss)	14,184	3,754	(578)	1,410	1,147	(200)	19,717

*DPC Biermann includes the Company’s operations in Germany, the Czech Republic, and Poland. DPC Medlab includes the Company’s operations in Brazil, Uruguay, Venezuela, Costa Rica, and Panama.

Note 5 — New Accounting Pronouncements

In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in business combinations occurring prior to June 30, 2001, will cease upon adoption of this statement. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Under SFAS Nos. 141 and 142, goodwill and other intangibles are initially assessed for impairment upon adoption of the statements with subsequent assessments required annually and when there is reason to suspect that their values have been diminished or impaired, with any corresponding write-downs recognized as necessary.

The Company was required to implement SFAS No. 141 on July 1, 2001, and has determined that the impact of this statement is not material to its consolidated financial position or results of operations. The Company is required to implement SFAS No. 142 on January 1, 2002 and once adopted annual goodwill amortization of approximately $1.3 million will cease. Beyond the impact to its amortization of goodwill, the Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

During the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” These new standards clarify and supersede existing guidance for the reporting and accounting for asset impairments and asset retirements. SFAS No. 143 will be effective for the Company beginning January 1, 2003. SFAS No. 144 will be effective for the Company beginning January 1, 2002. The Company is still in the process of evaluating the impact that these standards will have on its consolidated financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s sales increased 12.0% in the third quarter ended September 30, 2001 to $67.9 million compared to sales of $60.6 million in the third quarter of 2000. Sales increased 13.7% to $208.5 million in the first nine months of 2001 from $183.4 million in the first nine months of 2000. Sales of all IMMULITE products (instruments and reagents) in the three and nine months ended September 30, 2001 were $54.8 million and $168.2 million, increases of 13.9% and 18.9% over the corresponding periods of 2000. Sales of IMMULITE products represented 80.7% of sales in the first nine months of 2001, compared to 77.1% of sales in the first nine months of 2000.

Because the Company ships virtually its entire product by air, the closing of domestic airports in response to the events of September 11, 2001, caused certain shipments to be delayed. These delays did not have a material impact on sales, and shipments have largely returned to normal.

IMMULITE reagents represented $45.3 million of 2001 third quarter sales, a 25.5% increase over the third quarter of 2000 and $132.8 million of sales in the first nine months of 2001, a 25.9% increase over the first nine months of 2000. Sales of IMMULITE systems (including service revenue and parts) were $9.5 million in the 2001 third quarter, down 21.2% from the third quarter of 2000, reflecting a lessor percentage of instruments being sold outright as compared to being rented or soft placed. In the first nine months of 2001, sales of IMMULITE systems (including service revenue and parts) decreased 2.5% to $35.0 million compared to the first nine months of 2000. The Company shipped a total of 268 IMMULITE systems during the third quarter of 2001, including 149 IMMULITE 2000 systems and 119 IMMULITE One systems. The total base of IMMULITE systems shipped grew to almost 6,800 including approximately 1600 of the IMMULITE 2000 systems.

Sales of the Company’s mature RIA products increased approximately 7.0% in the third quarter of 2001 to $8.7 million from $8.1 million in 2000. In the first nine months of 2001, RIA remained at $25.9 million, the same level as 2000. It is expected that RIA product sales will decline in the future. Sales of other DPC products, including allergy reagents, represented approximately 3% and 4% of sales in each of the three and nine months periods ended September 30, 2001. Sales of non-DPC products represented 2.5% of sales in the three and nine month periods ending September 30, 2001.

In the third quarter of 2001, domestic sales grew at 32%, to 28% of total sales, while foreign sales grew at 6%. In the first nine months of 2001, domestic sales grew at 34% to 27% of total sales, while international sales grew at 8%. The growth in domestic sales reflects continued penetration of large laboratory accounts and group purchasing organizations. The Company expects that domestic sales will continue to grow at a greater rate than international sales.

Due to the significance of foreign sales (approximately 73% of total sales), in particular in Europe and South America, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Had the value of the U.S dollar relative to other currencies remained constant with the third quarter of 2000, sales for the three and nine month periods of 2001 would have increased an additional 6.0% and 6.4%, respectively over the 2000 periods. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

Gross profit as a percentage of sales increased from 55.9% in the third quarter of 2000 to 57.5% in the third quarter of 2001 and from 55.4% in the first nine months of 2000 to 57.3% in the first nine months of 2001. These increases were due in part to a shift toward higher margin domestic sales from third party international sales, an increase in manufacturing volume, a shift toward reagents from instruments, and a shift toward IMMULITE 2000 reagent sales.

The Company believes that because it sells to its affiliates in dollars, a strengthening dollar as well as potential increases in product sales through distribution agreements in the United States could put pressure on gross margins in the future.

Selling and research and development expenses increased in absolute dollars in the third quarter and the first nine months of 2001 relative to the third quarter and the first nine months of 2000, and as a percentage of sales, due in part to increased sales commissions and increased FDA trials expenses as the Company prepared additional tests for FDA submission. General and administrative expenses increased slightly in the third quarter and decreased in the first nine months of 2001 due in part to the strong U.S. dollar. It is expected that general and administrative expenses will exceed historical levels in the future.

Equity in income of affiliates represents the Company’s share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased to $626,000 in the third quarter of 2001 from $158,000 in the third quarter of 2000. In the first nine months of 2001, this amount increased to $2.2 million from $1.3 million for the comparable period in 2000.

Interest/other income (expense)-net includes interest income, interest expense, and foreign exchange transaction losses and gains. In the third quarter of 2001 the Company had other income of $238,000 versus expenses of $1.0 million in 2000. In the first nine months of 2001 the Company had other expenses of $462,000 versus expenses of $1.0 million in the same period of 2000. The third quarter of 2001 included a $146,000 foreign currency translation gain versus a $983,000 foreign currency loss in 2000 and net interest income versus net interest expense in 2000. Also included in the first nine months of 2000 is a gain of approximately $215,000 on the sale of a building in the United Kingdom.

The Company’s effective tax rate includes Federal, state, and foreign taxes. The Company’s tax rate increased to 31.0% in the third quarter of 2001 from 29.7% in the third quarter of 2000. The rate increased to 30.6% in the first nine months of 2001, from 30.2% in the same period in 2000.

Minority interest is the 44% minority owner’s interest in the earnings of the company’s consolidated Brazilian affiliate.

Net income increased 43% to $9.1 million in the third quarter of 2001 or $.31 per diluted share from $6.4 million or $.22 per diluted share in the third quarter of 2000 on a split-adjusted basis. Net income increased 40% in the first nine months of 2001 to $27.7 million or $.94 per diluted share from $19.7 million or $.71 per diluted share in 2000 on a split-adjusted basis.

Liquidity

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flow from operating activities was $43.3 million in the first nine months of 2001 and $19.3 million in the first nine months of 2000. Additions to property, plant, and equipment in the first nine months of 2001 were $16.9 million, principally the result of the Company’s continued construction of its new manufacturing facility in New Jersey, compared to $7.4 million in the first nine months of 2000. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases was $24.4 million in the first nine months of 2001 compared to $12.9 million in the first nine months of 2000. These leases have periods ranging from three to five years. In 2001 this amount includes a $5.5 million reclassification from fixed assets to sales-type and operating leases. The Company decreased borrowings by $64,000 in the first nine months of 2001 and increased borrowings by $310,000 in the first nine months of 2000.

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

The Company has a $20 million domestic unsecured line of credit under which there were no borrowings outstanding at September 30, 2001 or December 31, 2000. The Company had other notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in their local currency, some of which are guaranteed by the Company) of $14.4 million at September 30, 2001 compared to $15.6 million at December 31, 2000. The Company received $5.6 million from the exercise of stock options in the first nine months of 2001 versus $4.3 million in the first nine months of 2000. The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

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

The Company has significant sales in Europe and is currently evaluating the business implications of the conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions, the competitive implications of cross-border price transparency, the impact on existing marketing programs, and other strategic implications. Due to the existence of many unknown variables, it is not possible for the Company to predict the precise implications of the Euro conversion on its operations. The Company has implemented a plan to convert or upgrade certain of its European subsidiaries to a similar computer software system that will allow them to operate in the European currency environment and to create a central repository for all European information. The Company anticipates the software conversion will be completed in the fourth quarter of 2001, with an expected cost of approximately $1.0 million. Through September 30, 2001, the Company had expended approximately $594,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended September 30, 2001, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	November 9, 2001

/s/ James L. Brill James L. Brill	Vice President-Finance (Principal Financial and Accounting Officer)	November 9, 2001