Form 10-K
period 2001-12-31
DIAGNOSTIC PRODUCTS CORP
filed 2002-03-27
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2001

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to _____________

Commission file number 1-9957

Diagnostic Products Corporation

(Exact name of registrant as specified in its charter)

California	95-2802182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5700 West 96th Street
Los Angeles, California 90045
(Address of principal executive offices)
Registrant’s telephone number: (310) 645-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ YES ✓ ]  [NO   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $845,407,000 as of March 8, 2002.

     The number of shares of Common Stock, no par value, outstanding as of March 8, 2002, was 28,369,040.

Documents Incorporated by Reference

     Portions of the proxy statement for the 2002 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

     Diagnostic Products Corporation (“DPC’’ or the “Company’’) develops, manufactures, and markets immunodiagnostic systems and immunochemistry kits, which are used throughout the world in hospital, reference and physicians’ office laboratories, as well as in veterinary, forensic, and research facilities.

     The test kits utilize state-of-the-art technology, derived from immunology and molecular biology, to obtain precise, rapid identification and measurement of medically significant chemical substances which are often present at infinitesimal concentrations. These include hormones, cytokines, vitamins, drugs, transport proteins, antibodies, and biochemical markers of viruses and other microorganisms.

     The main clinical applications of DPC’s immunoassays (test kits) relate to the diagnosis and management of thyroid, reproductive, and cardiac disorders; allergies, infectious diseases, anemia, diabetes, and certain types of cancer; bone metabolism disorders and therapeutic drug administration. The testing is performed in vitro: that is, outside the body, in samples of blood, urine, or other bodily fluids and tissues.

     DPC’s IMMULITE® systems consist of instrumentation and software for automating the Company’s immunoassays and for integrating this process with sample handling and data manipulation steps, to improve the accuracy, efficiency, and cost-effectiveness of in vitro diagnostic (IVD) testing in clinical laboratories, large and small.

     The Company, with manufacturing facilities in the United States, the United Kingdom, and China, markets its products through a national sales force and through a worldwide distribution network covering over 100 countries.

     Unless the context otherwise requires, the terms “DPC” and the “Company” include the Company’s consolidated subsidiaries. For information regarding forward-looking statements contained in this report and risks associated with the Company’s business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements and Certain Risks.”

Automated Laboratory Systems

     A systems provider, DPC designs and manufactures laboratory instruments and software to automate the performance of immunodiagnostic assays, facilitating rapid, accurate results, while reducing labor and reagent costs.

     The Company has two principal immunoassay platforms. DPC’s IMMULITE 2000 addresses the needs of high-volume laboratories, while the IMMULITE serves lower volume facilities and niche markets. At the end of 2001, over 5,300 IMMULITE and over 1,700 IMMULITE 2000 systems had been shipped.

     The original IMMULITE system was first introduced in 1993. Computer-driven, it uses a patented solid-phase wash technology and chemiluminescent detection method, which together are capable of measurements at exceptionally low concentrations, as demonstrated by DPC’s state-of-the-art “third generation” assays for TSH and PSA — key tests related to thyroid disorders and prostate cancer, respectively. The system is totally automated with respect to sample and reagent handling, incubation, washing, and substrate addition. DPC’s IMMULITE has the capacity for walk-away processing of up to 120 samples per hour, on a random access basis — meaning that it can perform any test, or combination of tests, on any patient sample at any time.

     The IMMULITE 2000, DPC’s next generation system, was introduced in the third quarter of 1998. It has a throughput of up to 200 tests per hour, offering the medium- to high-volume laboratory increased efficiency in streamlining its testing workload. The IMMULITE 2000 can run for a full shift without having to replenish on-board supplies. This increased throughput allows DPC to participate in a higher volume segment of the market where the average reagent use per instrument exceeds that of the original IMMULITE. The IMMULITE 2000 includes advanced features such as primary tube sampling and a proprietary autodilution capability. The system can also be interfaced with robotic laboratory sample-handling systems and can be connected to the customer’s computer system for specification of the tests to be run on each sample, as well as for reporting and archiving results. Another innovative feature is its remote diagnostic capability that permits DPC’s service facility to access any IMMULITE 2000 worldwide for the purpose of diagnosing system problems. Enhancements introduced in September 2001 made it possible for laboratories to perform fully automated in vitro allergy testing for the first time in DPC’s history.

     In 2001, as in the previous year, the growth of DPC’s business and the Company’s role as an IVD systems provider for high-volume facilities was driven primarily by ongoing demand for the IMMULITE 2000. In the fourth quarter, orders for IMMULITE 2000 test kits exceeded, for the first time, those for the IMMULITE. Demand for the original IMMULITE continues to be strong and the Company believes that it remains an important complement to the higher throughput, state-of-the-art IMMULITE 2000.

Immunodiagnostic Test Kits

     DPC manufactures over 400 immunodiagnostic test kits, exploiting several technologies and assay formats. The Company’s monoclonal antibody, molecular engineering, and other basic science capabilities play key roles in optimizing these immunoassays.

     Chemiluminescence-enhanced enzyme immunoassays are the basis for DPC’s automated IMMULITE and IMMULITE 2000 product lines. DPC also manufactures classic radioimmunoassays (RIAs), based on double-antibody, coated-tube, and IRMA formats, as well as enzyme immunoassays (EIAs) in microplate format. Allergy testing uses a proprietary liquid-allergen technology in tube and microplate formats; and it is now fully automated on the IMMULITE 2000. Many of DPC’s assays are available both as manual RIAs and as IMMULITE and IMMULITE 2000 assays.

     The automated, nonisotopic product lines now represent the core of DPC’s business. IMMULITE and IMMULITE 2000 assays, instruments, and service represented 70%, 78%, and 81% of sales in 1999, 2000, and 2001, respectively, a trend that is expected to continue. In fiscal year 2001, DPC’s RIAs accounted for 12% of sales, while allergy and other tests accounted for 7%. (For additional information concerning sales by product line over the last three fiscal years, see “Notes to Consolidated Financial Statements — Note 12.”)

Breadth of Menu

     IMMULITE and IMMULITE 2000 are closed systems; they will not perform other manufacturers’ tests. Accordingly, a most important factor in the successful marketing of these systems is the ability to offer a broad menu of individual assays and assay groups, that is, tests which jointly represent decision-making panels for various disease states, such as thyroid disorders or infertility. Many of the relevant disease states represent either high-volume opportunities in the marketplace, or unique, under-served conditions that allow DPC to fill a market niche.

     As of December 31, 2001, DPC had 92 IMMULITE assays available in the international market, with 72 FDA-cleared for sale in the US. In addition, 60 out of a total of 71 of the most important assays on the second generation IMMULITE 2000 have been released for sale in the US.

     DPC believes that the IMMULITE and IMMULITE 2000 have the most extensive menus of any automated immunoassay systems on the market. The Company’s research and development activities continue to focus on expanding the menus, giving special attention to complete implementations of clinically important assay groups, as well as on developing new generations of instrumentation and software.

The Spectrum of Applications

     Major clinical applications of DPC’s immunoassays include the following areas, where DPC’s extensive and sometimes unique offerings on the IMMULITE and IMMULITE 2000 have enabled the Company to achieve a significant presence in various types of laboratories, large and small.

     Thyroid Disorders — For many hospital and clinical reference laboratories, thyroid testing is a mainstay of their routine immunoassay work. DPC offers a comprehensive spectrum of assays for assessing and monitoring thyroid status on both the IMMULITE and the IMMULITE 2000. The menus include not only assays for free and total thyroid hormones, but also assays with “third generation” capability for thyroid stimulating hormone (TSH) and assays for thyroid autoantibodies and other relevant analytes which are increasingly in demand. This combination represents a complete, high-quality solution for thyroid testing.

     Therapeutic Drug Monitoring (TDM) — There is a large market for TDM assays: tests for the routine monitoring of certain therapeutic drugs. Nine of the ten most frequently monitored drugs are measured by immunoassay. In 2001, DPC introduced assays for most of these and expects to have all nine on both automated systems in early 2002, thus gaining full access to the TDM market.

     Infertility, Pregnancy — DPC has been an innovator and longtime market leader in reproductive hormone testing, providing an unusually broad spectrum of assays for both routine and specialized laboratories, supplemented by studies to aid in the interpretation of results and software to facilitate data manipulation, when appropriate. Some of DPC’s assays reflect the special needs of fertility clinics and in vitro fertilization (IVF) centers. Others are important for the routine assessment of osteoporosis and hormone balance in postmenopausal women and aging men. DPC offers a comprehensive menu of immunoassays for maternal and fetal diagnosis, monitoring, and risk assessment. The Company’s growing menu relates to medical conditions in every phase of reproductive life in men, women, and children of all ages.

     Cancer — DPC has automated a large number of assays for “tumor markers” on the IMMULITE and IMMULITE 2000, more than any of our competitors. In 2001, the FDA granted DPC’s four automated PSA assays pre-market approval for screening. The Company has a number of unique offerings, including “third generation”

assays capable of measuring the extremely low PSA concentrations encountered after radical prostatectomy and, in partnership with Matritech, DPC is in the final stages of developing an automated assay for NMP22, a marker for bladder cancer.

     Infectious Diseases — Infectious disease testing is one of the fastest growing segments of the IVD market and one which has generally lagged behind in automation. DPC’s commitment in this area is reflected in its development of one of the broadest menus available on an automated platform; it includes some unique assays, e.g. for H. pylori, an organism responsible for stomach ulcers. In 2001, DPC’s automated Toxoplasma, rubella, and CMV assays gained acceptance in some very large reference laboratories in the US; and DPC became the first of the larger IVD companies to receive CE Mark approval in Europe for these and other infectious disease assays, including herpes and hepatitis B.

     Allergy — In vitro allergy testing, representing a worldwide market of approximately $200 million, has been dominated for the last 30 years by Pharmacia-Upjohn. Traditionally, such testing has required special laboratory equipment and has been time- and labor-intensive, and somewhat error prone due to the lack of full automation. With its patented liquid-allergen technology, DPC established itself as the second leading supplier of in vitro allergy test kits. In 2000, the Company introduced assays for selected allergy screening panels on the IMMULITE. Then, in September 2001, DPC introduced a broad spectrum of assays for individual allergens on the IMMULITE 2000, finally making it possible for laboratories to perform high-volume allergy testing along with other routine immunoassays on a fully automated system. As a complement to IMMULITE 2000 Allergy, DPC has developed a product line (AlaBLOT®) of confirmatory Western blotting assays.

     Inflammatory Conditions — Cytokines, often referred to as “hormones of the immune system,” represent potentially important disease markers which are being actively investigated in major centers throughout the world. In Europe and elsewhere, assays for clinically relevant cytokines are already in routine use, e.g. for the management of bacterial sepsis (blood poisoning) in intensive care units. DPC is the only company to offer a significant menu of cytokine assays in an automated format. Moreover, DPC offers some novel tests, having obtained, for example, exclusive rights from XOMA Ltd. to market an automated immunoassay for LBP (Lipopolysaccharide Binding Protein), a marker of inflammation reflecting systemic exposure to gram-negative bacteria.

     Cardiovascular Disease — This is the leading cause of morbidity and mortality in developed nations and represents a $300 million dollar worldwide market, which continues to show very strong annual growth. Both on the IMMULITE and the IMMULITE 2000, DPC now offers the most comprehensive cardiac menu available on a single platform. The three principal assays required on an emergency basis due to their role in diagnosing acute myocardial infarction (Troponin I, CK-MB, and Myoglobin) have been implemented on the IMMULITE with Turbo software, which reduces the assay time to 15 minutes, along with other tests needed in an emergency room or intra-operative setting (HCG, PTH). Additional assays on DPC’s automated systems, including High Sensitivity CRP and Homocysteine, put the Company in an excellent position to address all aspects of cardiac testing, from diagnosis and patient management to risk assessment.

Research and Development Activities

     The Company devotes substantial resources to research and development to update and improve its existing products, as well as to develop new products and technologies. In addition to developing and adding allergy testing capabilities to the IMMULITE 2000, the Company’s research and development activities include the development of the next generation IMMULITE system and new operating software for both the IMMULITE and the IMMULITE 2000. R&D capabilities in the United States include fully staffed departments in organic synthesis, biochemistry, antisera/hybridoma, protein chemistry, molecular biology, and infectious disease, method development, instrumentation, software, and technology development. During the years ended December 31, 1999, 2000, and 2001, the Company spent $24,550,000, $26,464,000, and $31,447,000 on research and development.

     The Company has embarked on an aggressive development program for new instrument systems, including the Sample Management System, a robotic sample-handling device integrated into the IMMULITE 2000; the IMMULITE 1000, an enhanced version of the IMMULITE with Windows-based software, new streamlined casework and new functional capability; the IMMULITE 2500, which incorporates the Turbo function into the IMMULITE 2000; the IMMULITE 3000, a very-high-throughput immunoassay system incorporating several new technologies to deliver optimal assay performance; and the IMMULITE 1500, a scaled-down version of the IMMULITE 3000.

Manufacturing and Service

     The Company’s principal test kit manufacturing facility is located in Los Angeles, California. Approximately 30% of test kit production is conducted at the EURO/DPC facility in the United Kingdom. The Company’s European manufacturing facilities enable the Company to improve its competitiveness in the European Economic

Union (EEU) by minimizing import duties and freight charges. Certain kits are also manufactured by DPC in China.

     DPC’s instrument division in New Jersey designs and manufactures IMMULITE instrumentation and engages in software development. Component parts, such as computer hardware, are supplied by original equipment manufacturers. The Company provides a one-year warranty that covers parts and labor. Underwriter’s Laboratories Inc. (UL) list the IMMULITE systems. The Company’s and its distributors’ technical service personnel install new units, train customers in the use of the system, and provide maintenance and service for the instrumentation.

     The EURO/DPC Instrumentation Division in the United Kingdom manufactures certain components of the IMMULITE and IMMULITE 2000 instruments that are then assembled into the final instrument in New Jersey.

     DPC’s Los Angeles and New Jersey facilities are International Standards Organization (ISO) 9001 registered. Euro/DPC Limited, the Company’s wholly owned manufacturing subsidiary in Wales, was the first immuno-diagnostics company in the world to be registered under British Standard (BS) 5750. EURO/DPC is also registered to ISO 9001 and European Norm (EN) 46001 standards.

     DPC provides technical support for all its products, including reagents, instruments, and software, via telephone and on-site service.

Marketing and Sales

     The Company markets its products to hospital, clinical, forensic, research, reference, and veterinary laboratories, as well as doctors’ offices and U.S. government agencies. The Company markets its products in the United States directly to laboratories and hospitals through its own sales force. The Company sells to the U.S. doctors’ office market through independent distributors as well as through its own sales force. Sales personnel and distributors are trained to demonstrate the Company’s product line in the customer’s laboratory and are supported by the Company’s Los Angeles and New Jersey-based technical services departments.

     The Company’s products are sold on a worldwide basis through distributors in over 100 foreign countries. These distributors, including Company-owned distributors, also sell other manufacturer’s products that are not directly competitive with the Company’s products. Foreign sales (including export sales, sales to non-consolidated foreign affiliates, and sales of consolidated subsidiaries) represented approximately 79% of sales in 1999, 76% in 2000, and 72% in 2001. Europe accounted for approximately 47%, 44%, and 44% of total sales in 1999, 2000, and 2001, respectively. See Notes 5 and 12 of Notes to Consolidated Financial Statements for information regarding foreign operations.

     Sales of test kits to customers and distributors are made against individual purchase orders as well as through volume purchase arrangements. Products are shipped directly from the Company’s facilities in Los Angeles and Wales and are generally delivered domestically within 24 hours and overseas within 48 hours of receipt of order. The Company sells, leases, or rents the IMMULITE instrumentation to hospitals and reference laboratories that perform volume testing. The Company’s backlog at any date is usually insignificant and not a meaningful indicator of future sales.

     The Company’s foreign operations are subject to various risks, including exposure to currency fluctuations, political and economic instability, and trade restrictions. Because the Company’s consolidated foreign distributors’ sales are in the respective local currencies, the Company’s consolidated financial results are affected by foreign currency translation adjustments (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of Notes to Consolidated Financial Statements). In addition, the price competitiveness of the Company’s products abroad is impacted by the relative strength or weakness of the U.S. dollar.

Proprietary and Other Rights

     Substantially all of the Company’s products are based on proprietary technologies and know-how. The Company holds various U.S. and foreign patents, including patents on the washing process used in the IMMULITE system that expire in 2009 and patents on its novel liquid-based amplification methodology which forms the basis of the AlaSTAT product lines which expire in 2005. The Company also obtains licenses for chemical components and technologies used in certain of its assays.

     Patents that may be granted to others in the future could inhibit the Company’s expansion or entry into certain areas, or require it to pay royalty fees to do so. Because of rapid technological developments in the immunodiagnostic industry with concurrent extensive patent coverage and the rapid rate of issuance of new patents, certain of the Company’s products may involve controversy concerning infringement of existing patents or patents that may be issued in the future.

     The Company purchases certain chemical compounds that are key components in the IMMULITE system from Lumigen, Inc. and Tropix, Inc., the sole suppliers of these chemical compounds, pursuant to agreements that expire in 2005. Tropix also supplies the Company with certain other chemical compounds for use in veterinary kits. Upon termination of these supply agreements, the Company will be required to enter into new supply agreements or use alternate technologies. There is no assurance that the Company will be able to obtain alternate technology or, if attainable, that such technology will have the same performance characteristics, or that it will be able to obtain such technology from Lumigen/Tropix or others on favorable terms.

Government Regulation

     The Company’s business is affected by government regulations both in the United States and abroad, in particular Western Europe and Japan, aimed at containing the cost of medical services. These regulations have generally had the effect of inhibiting the growth rate of the immunodiagnostic industry. The Company believes that in vitro diagnostic (IVD) testing is an important tool for reducing health care expenditures. By providing early diagnosis and therapy management, IVD tests can reduce the high costs of hospitalization, surgery, and recovery. In response to cost containment measures, hospitals, and laboratories have consolidated and have sought to increase productivity by replacing high cost labor with automated testing systems. The Company’s automated systems address these market needs. The Company also seeks to develop more rapid and sensitive tests, such as DPC’s Third Generation TSH assay, that can eliminate the need for redundant testing.

     Manufacturers of immunodiagnostic tests and other clinical products intended for use as human diagnostics are governed by FDA regulations as well as regulations of state agencies and foreign countries. A new in vitro product that is “substantially equivalent’’ to one already on the market can generally be sold in the United States after it is cleared for marketing by the FDA. Most of the Company’s products fall within the “substantially equivalent” category. Certain medically critical in vitro diagnostic products and totally new in vitro diagnostic products, for which there are no equivalents on the market, must be cleared by the FDA after in-depth review that normally takes about two years prior to marketing. The Company’s products can be marketed without regulatory clearance in many foreign countries. Certain countries such as Brazil, Australia, Japan, and those in the European Union (EU) have their own review procedures.

     The Company’s Los Angeles manufacturing facilities are licensed by the California Department of Health Services and must be operated in conformance with the FDA’s Good Manufacturing Practices governing medical devices. The Company is regulated by the California Department of Health Services with respect to its possession and use of radioactive substances and by the U.S. Drug Enforcement Agency with respect to the use and storage of controlled drugs and pharmaceuticals.

     Given the Company’s high proportion of sales to the European Union countries, the Company has undertaken the necessary steps to comply with the EU In-Vitro Diagnostic Directive (IVDD). The Company was fully compliant with all relevant aspects of the EU IVDD on June 7, 2000 and therefore was qualified to apply the “CE Mark” to most of it’s IVD kits and instruments as mandated by the EU.

Competition

     The Company’s major competitors are broad-based health care companies such as Roche Diagnostics, Abbott Diagnostics (Abbott Laboratories), Bayer, Johnson & Johnson, Beckman Coulter, and Pharmacia/Upjohn (Sweden). The Company competes on a worldwide basis with a number of large corporations that sell diversified lines of products, including immunodiagnostic products, for laboratory, medical, and hospital use. The fact that these companies offer diversified products to the laboratories at times puts the Company at a competitive disadvantage.

     There are currently over 30 domestic suppliers of immunodiagnostic kits. The Company believes that competition in immunoassay testing is based on quality, service, product convenience, and price and that product innovation is an important source for change in market share.

     The principal competitive factors in automated systems are size of menu (the number of assays that can be performed on the system), ease of use, and price (equipment cost, service, and reagent cost). The Company’s IMMULITE system currently offers one of the widest menus of any automated system and the Company is focusing its development efforts on expanding this menu.

Employees

     As of December 31, 2001, the Company (including its consolidated subsidiaries) had 1,955 employees, including 714 in manufacturing, 317 in research and development, 630 in marketing and sales, and 294 in administration. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified technical and operational personnel.

ITEM 2. PROPERTIES

     The following is a list of significant properties owned and leased by the Company and its consolidated subsidiaries as of December 31, 2001:

Location	Size	Owned/Leased	Uses

Los Angeles, California	116,000 sq. ft	Leased[1]	Corporate offices, manufacturing, warehousing, distribution, and research and development
Los Angeles, California	60,000 sq. ft	Owned	Adjacent to Corporate offices, manufacturing, and warehousing
Los Angeles, California	9,000 sq. ft	Leased	Sales offices
Los Angeles, California	32,000 sq. ft	Leased[1]	Warehousing
Gorman, California	80 acres	Owned	Raw material processing
Flanders, New Jersey	89,000 sq. ft. ft. on 26 acres ft	Owned	Research, manufacturing, and distribution
Glyn Rhonwy, Wales, U.K	110,000 sq. ft	Owned	Manufacturing and distribution
Paris, France	8,212 sq. ft	Leased	Distribution
São Paulo, Brazil	18,000 sq. ft	Leased	Distribution
Bad Nauheim, Germany	56,500 sq. ft	Owned	Distribution
Humbeek-Grimbergen, Belgium	5,000 sq. ft	Owned	Distribution
Breda, Netherlands	27,500 sq. ft	Owned	Distribution
Madrid, Spain	10,226 sq. ft	Leased	Distribution
Melbourne, Australia	15,500 sq. ft	Owned	Distribution
Tianjin, China	24,578 sq. ft	Owned	Manufacturing and distribution
Oslo, Norway	8,000 sq. ft	Owned	Distribution
Gotebörg, Sweden	9,600 sq. ft	Owned	Distribution

(1)	Leases expire in 2002. See “Item 13. Certain Relationships and Related Transactions.”

     In December 2001, the Company’s instrument systems division moved into a new 89,000 square-foot facility in New Jersey, which represents an almost 50% increase in development, manufacturing, service, and administrative space. The almost 40,000 square-foot manufacturing facility provides increased instrument production capacity and manufacturing efficiencies using state-of-the-art production processes. This facility can be readily expanded to 150,000 square feet to meet future requirements.

     The lease for the Company’s principal facilities in Los Angeles expires at the end of 2002. Our ability to expand our operations at these premises is limited and a planned expansion of the Los Angeles International Airport, if implemented, would require a relocation of these facilities. Accordingly, the Company intends to extend this lease for two years and, as allowed under the current agreement, will continue to evaluate its options for meeting its space requirements in Los Angeles.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the last fiscal year, no matter was submitted to a vote of the security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is listed on the New York Stock Exchange and traded under the symbol DP.

     The following table sets forth the quarterly high and low price of the Company’s Common Stock and quarterly dividends per share paid during 2001 and 2000. All share and per share amounts have been adjusted to reflect a 2 for 1 stock split effective June 1, 2001.

	2001

	High	Low	Dividend

First Quarter	$27.48	$21.93	$.06
Second Quarter	40.77	31.86	.06
Third Quarter	43.92	32.22	.06
Fourth Quarter	52.00	36.94	.06

	2000

	High	Low	Dividend

First Quarter	$12.09	$10.91	$.06
Second Quarter	15.94	11.44	.06
Third Quarter	27.41	15.94	.06
Fourth Quarter	29.78	19.41	.06

As of March 8, 2002, the Company had 258 holders of record of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, except per Share Data)

Income Statement Data

	Year Ended December 31,

	2001	2000	1999	1998	1997

Sales	$283,430	$247,867	$216,193	$196,643	$186,264
Net income	39,029	28,250	20,488	20,213	18,248
Earnings per share:
Basic	1.39	1.03	.75	.74	.67
Diluted	1.32	1.00	.74	.73	.66
Weighted average shares outstanding:
Basic	28,128	27,555	27,342	27,492	27,282
Diluted	29,474	28,149	27,542	27,762	27,752
Dividends per share	$.24	$.24	$.24	$.24	$.24

Balance Sheet Data

	Year Ended December 31,

	2001	2000	1999	1998	1997

Working capital	$114,622	$104,813	$88,799	$81,001	$83,031
Total assets	325,767	280,484	250,494	246,224	222,180
Shareholders’ equity	266,904	227,024	206,897	200,172	186,295

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Certain Risks

     Except for the historical information contained herein, this report and the following discussion in particular contain forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” and similar expressions) which are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include —

•	the Company’s ability to successfully market new and existing products;

•	the Company’s ability to keep abreast of technological innovations and successfully incorporate them into new products;

•	the Company’s current dependence on sole suppliers for key chemical components in the IMMULITE assays;

•	the risks inherent in the development and release of new products, such as delays, unforeseen costs, technical difficulties, and regulatory approvals;

•	competitive pressures, including technological advances and patents obtained by competitors;

•	currency risks based on the relative strength or weakness of the U.S. dollar;

•	domestic and foreign governmental health care regulation and cost containment measures;

•	political and economic instability in certain foreign markets;

Results of Operations

Sales

     The Company’s sales increased 14% in 2001 to $283.4 million compared to sales of $247.9 million in 2000, which was a 15% increase over 1999 sales of $188.3 million. 2001 sales of all IMMULITE products (instruments and reagents) were $230.7 million, a 20% increase over 2000. In 2000, sales of all IMMULITE products were $193.1 million, a 28% increase over 1999. Sales of IMMULITE products represented 81% of 2001 sales, 78% of 2000 sales, and 70% of 1999 sales.

     2001 sales of the Company’s original IMMULITE instrument, the IMMULITE One, related reagents, and service were $121.3 million, a 1% decrease from 2000. Sales of IMMULITE One reagents increased 3% to $98.9 million, while instrument and service sales were down 16% to $22.4 million. In 2000, sales of the IMMULITE product line increased 8% to $123.0 million. The IMMULITE 2000 instrument, which became commercially available in March 1998, had sales including reagents of $109.4 million in 2001, a 56% increase over 2000 sales of $70.1 million. Sales of IMMULITE 2000 reagents increased 76% to $83.9 million, while instrument sales and service increased 13% to $25.5 million. In 2000, sales of the IMMULITE 2000 product line increased 88%. The IMMULITE 2000 has a longer sales process than the IMMULITE One due to the higher sales price. The Company has also experienced a longer time delay between instrument placement and the ramp-up of reagent sales with the IMMULITE 2000.

     In 2001, as in the previous year, the growth of DPC’s business was driven primarily by ongoing demand for the IMMULITE 2000. In the fourth quarter, sales of IMMULITE 2000 test kits exceeded, for the first time, those for the IMMULITE. Demand for the original IMMULITE continues to be strong, however, and the Company believes that it remains an important complement to the higher throughput, state-of-the-art IMMULITE 2000.

     As of December 31, 2001, 2000, and 1999, the Company had shipped on a cumulative basis approximately 7,000, 5,900, and 4,900 IMMULITE instruments, respectively. This installed base of instruments and an expanding test kit menu are expected to support continued growth in the coming years.

     Sales of the Company’s mature RIA or isotopic products, with sales of $33.8 million in 2001, were up slightly from $33.7 million in 2000. Sales in 2000 declined 11% from 1999. It is expected that these sales levels will decline in the future.

     Sales of other DPC products, including allergy reagents, decreased 13% to $12.1 million in 2001, compared to $13.9 million in 2000. These sales may be negatively impacted in 2002 due to the September 2001 introduction of a broad spectrum of allergy assays on the IMMULITE 2000. The Company also experienced a decrease in sales of non-DPC products through its consolidated international affiliates from $7.1 million in 2000 to $6.9 million in 2001. It is anticipated that the sale of non-DPC products will continue to decline.

     Domestic sales in 2001 increased 33% over 2000, reflecting in part the Company’s success with larger customers and purchasing organizations.

     Foreign sales (including U.S. export sales, sales to non-consolidated foreign subsidiaries, and sales of consolidated subsidiaries) as a percentage of total sales were approximately 72%, 76%, and 79% in each of 2001, 2000, and 1999. Europe, the Company’s principal foreign market, represented 41%, 44%, and 47% of sales in 2001, 2000, and 1999, respectively. Sales in Germany increased to $33.3 million in 2001 from $30.1 million in 2000, and $31.5 million in 1999, reflecting the success of the IMMULITE 2000 product line. The United Kingdom, Italy, and China also experienced strong sales increases in 2001. Sales in Brazil accounted for approximately 11% of total sales in 2001, 2000, and 1999. As a result of the devaluation of the Brazilian currency in January 1999, the Company raised its prices in local currency, making its products more expensive in Brazil than they were prior to the devaluation. However, to-date this has not had a significant impact on unit sales.

     Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Based on comparative exchange rates in the immediately preceding year, the translation adjustments due to the strong U.S. dollar had a 6% negative impact on 2001 sales. In 2000 there was a 5% negative impact on sales and a 9% negative impact in 1999. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

Cost of Sales

     Gross margin has improved to approximately 57% of sales in 2001, from approximately 55% in 2000 and 1999, due in part to the shift in product mix toward IMMULITE reagents, the shift in customer mix toward domestic end users, and increased manufacturing efficiencies. Although the Company expects these mix trends to continue, it is also experiencing competitive pricing pressures that may negatively impact gross margins.

Operating Expenses and Other

     Total operating expenses (Selling, Research and Development, and General and Administrative) as a percentage of sales fell to 38% in 2001, from 39% in 2000 and 42% in 1999, although all categories increased annually in absolute dollars to support the increased levels of sales.

     Equity in income of affiliates represents the Company’s share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased 88% in 2001 relative to 2000 and 24% in 2000 relative to 1999 primarily due to increased earnings of the Italian distributor. Also in 2001, equity in income of affiliates included a one-time $500,000 permanent tax benefit due to a change in the Italian tax laws.

     Net interest and other income represents the excess of interest income and interest earned on equipment contracts relating to IMMULITE placements over interest expense and other amounts of income and expense. Net interest income and other income was an expense of $7,000 in 2001 versus income of $666,000 in 2000. The 2000 amount included, among other things, a gain of $482,000 on the sale of a product line, a gain of $215,000 on the sale of a building, and foreign exchange losses of $500,000. In 1999, net interest and other income was $443,000.

Income Taxes and Minority Interest

     The Company’s effective tax rate (31% in 2001 and 30% in 2000 and 1999) includes Federal, State, and foreign taxes. Minority interest represents the 44% interest in the Company’s Brazilian distributor held by a third party. Increases or decreases in this amount reflect increases or decreases in the profitability of the Brazilian distributor. Net income for 2001 increased 38% over 2000 primarily due to increases in sales and gross profit that were greater than percentage increases in operating expenses.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, allowance for bad debts, allowance for slow moving and obsolete inventories, useful lives selected for depreciating property, plant, and equipment, valuation allowances for deferred income taxes, estimates used in the recoverability of long-lived assets, and accruals for insurance. Management believes that the methodology it utilizes to determine these amounts results in the reporting of reasonable estimates, and that differences between the estimates and actual results are usually minor and are included in the consolidated financial statements by management as soon as they are known.

Liquidity and Capital Resources

     The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At December 31, 2000 and December 31, 2001 the Company had $26,395,000 and $31,834,000 in cash and cash equivalents. Included in cash and cash equivalents at December 31, 2000 and 2001 is $14,700,000 and $19,900,000, respectively, of short-term, high-quality, commercial paper.

     Net cash flows from operating activities were $61.7 million in 2001, $41.7 million in 2000, and $28.1 million in 1999. Additions to property, plant, and equipment in 2001 were $27.3 million compared to $9.6 million in 2000 and $9.0 million in 1999. Included in 2001 is $9 million for the completion of a new manufacturing facility in New Jersey and $4 million related to the implementation of a new computer system in Los Angeles. Cash used for the placement of IMMULITE systems under sales-type and operating leases and as rentals (for periods of generally three to five years) increased to $28.0 million in 2001, from $18.0 million in 2000, reflecting a higher number of IMMULITE 2000 instruments being placed under operating lease rather than being sold. In 1999 the cash used for sales and operating type leases and rentals was $15.0 million.

     In 2000, the Company purchased land in New Jersey and in 2001 constructed an 89,000 square foot building for a total cost of $14.8 million; the Company moved into this new manufacturing facility in December 2001. The Company implemented its new computer system in Los Angeles in February 2002 at a capitalized cost of approximately $4.8 million. It is anticipated that the computer systems in the United Kingdom and New Jersey will be converted over the next several years. The Company has no other material commitments for capital expenditures in 2002.

     The Company has a $20 million unsecured line of credit. Standby letters of credit under the line of credit totaled $386,000 at December 31, 2001 and 2000. There were no standby letters of credit outstanding at December 31, 1999. No other borrowings were outstanding at December 31, 2001, 2000, and 1999 under the line of credit. The Company had notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in the local currency some of which are guaranteed by the U.S. parent company) of $17.0 million at December 31, 2001 compared to $15.6 million at December 31, 2000 and $15.8 million at December 31, 1999. The terms of the loans are described in “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.”

     The Company has a supply contract with a vendor for chemical compounds that are key components in the IMMULITE system. The Company has agreed to guarantee the vendor’s minimum payment obligations to another company in the annual amount of $600,000 through 2004. The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

     The following table discloses the Company’s obligations and commitments to make future payments under contractual obligations at December 31, 2001. These items are discussed in the notes to the “Consolidated Financial Statements.”

Contractual Obligations and Commitments
(Dollars in Thousands)

		Payment Due by Period

		Less than
	Total	1 year	1-3 years	4-5 years

Notes Payable	$17,014	$5,189	$6,599	$5,226
Operating Leases	7,611	3,397	4,214

Total	$24,625	$8,586	$10,813	$5,226

     The following table discloses the Company’s commercial commitments at December 31, 2001. These amounts consist of stand-by letters of credit (see “Note 6 — Notes Payable”) and guarantees of an affiliated vendor’s minimum payment obligations to another company (see “Note 9 — Commitments and Contingent Liabilities”).

Other Commercial Commitments
(Dollars in Thousands)

	Amount of Commitment
	Expiration Per Period

	Total Amount	Less than
	Committed	1 year	1-3 years

Standby Letters of Credit	$386	$386
Guarantees	1,800	600	$1,200

Total	$2,186	$986	$1,200

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in business combinations occurring prior to June 30, 2001, will cease upon adoption of this statement. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Under SFAS Nos. 141 and 142, goodwill and other intangibles are initially assessed for impairment upon adoption of the statements with subsequent assessments required annually and when there is reason to suspect that their values have been diminished or impaired, with any corresponding write-downs recognized as necessary.

     The Company was required to implement SFAS No. 141 on July 1, 2001, and has determined that the impact of this statement is not material to its consolidated financial position or results of operations. The Company was required to implement SFAS No. 142 on January 1, 2002 and, as a result, annual goodwill amortization of approximately $1.3 million will cease. Furthermore, a transitional impairment test is required within six months of the adoption of SFAS No. 142. The Company has not completed the transition impairment test and therefore has not determined the impact that this statement will have on its consolidated financial position or results of operations.

     During the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” These new standards clarify and supersede existing guidance for the reporting and accounting for asset impairments and asset retirements. SFAS No. 143 will be effective for the Company beginning January 1, 2003. SFAS No. 144 will be effective for the Company beginning January 1, 2002. The Company is still in the process of evaluating the impact that SFAS No. 143 will have on its consolidated financial position and results of operations. The adoption of SFAS No. 144 was not material to the Company’s consolidated financial position or results of operations.

Euro Conversion

     The Company has significant sales to European countries (the “participating countries”) which converted to a common legal currency (the “Euro”) on January 1, 2002. The conversion to the Euro will eliminate currency exchange risk among the participating countries.

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

     The Company has significant sales in Europe and will continue to evaluate the business implications of the conversion to the Euro, but at this time the Company does not expect the Euro conversion to have a material impact on its business. The Company has converted or upgraded certain of its European subsidiaries to a similar computer software system that will allow them to operate in the European currency environment and to create a central repository for all European information. The approximate cost of this conversion was $1,000,000 in 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

     The Company periodically invests its excess cash in short-term high-quality commercial paper. At December 31, 2001, the Company had $19,900,000 invested in such securities, which yielded an average annual return of approximately 1.55%. The average maturity of these investments is less than one month.

     Additionally, the Company has debt obligations at its foreign subsidiaries that have primarily fixed interest rates and mature on various dates. Substantially all of the Company’s debt obligations are denominated in European currencies. The table below presents principal cash flows and related interest rates by fiscal year of maturity:

Notes Payable Information December 31, 2001
(U.S. Dollars in Thousands)

	Expected Year of Maturity

	2002	2003	2004	2005	2006	Total

Germany — Mark:
Variable rate notes	$1,393	$1,393	$1,393	$1,051	$2,473	$7,703
Average interest rate	5.31%	5.31%	5.31%	4.84%	4.56%
France — Franc:
Fixed rate notes	1,317	1,334	1,179	767	380	4,977
Average interest rate	5.38%	5.39%	5.56%	5.64%	5.37%
Spain — Peseta:
Fixed rate notes	1,273	167	175	76		1,691
Average interest rate	5.00%	5.00%	5.00%	5.00%
Sweden — Krona:
Variable rate notes	479	479	479	479		1,916
Average interest rate	4.76%	4.76%	4.76%	4.76%
Australia — Aust.$:
Fixed rate notes	510					510
Average interest rate	6.34%
China — Renminbi:
Fixed rate notes	217					217
Average interest rate	6.72%

	$5,189	$3,373	$3,226	$2,373	$2,853	$17,014

Foreign Currency Risk

     The Company may periodically enter into foreign currency contracts in order to manage or reduce foreign currency market risk. The Company’s policies do not permit active trading of or speculation in derivative financial instruments. The Company’s policy is to hedge major foreign currency cash exposures through foreign exchange forward contracts. The Company enters into these contracts with only major financial institutions, which minimizes its risk of credit loss. A discussion of the Company’s primary market risk exposures and the management of those exposures is presented below.

     The Company generates revenues and costs that can fluctuate with changes in foreign currency exchange rates when transactions are denominated in currencies other than the local currency. The Company manufactures its products principally in the United States and the United Kingdom and sells product to distributors, many of which are owned by the Company, throughout the world. Products sold from the United States are denominated in US dollars and products sold from the United Kingdom are denominated in pounds sterling. The distributors in turn have foreign currency risk related to their product purchases. Many of the Company’s owned distributors purchase forward currency contracts to offset currency exposures related to these purchase commitments.

     The table below provides information as of December 31, 2001 concerning the Company’s forward currency exchange contracts related to certain commitments of its subsidiaries denominated in foreign currencies. The table presents the contractual amount, the weighted-average expiration date, the weighted-average contract exchange rates, and the values for its currency contracts outstanding.

Foreign Currency Exchange Contracts Outstanding December 31, 2001

				(000’s)
				Equivalent
				U.S. Dollar
				Value at
		(000’s)	Weighted-Average	December 31,
		U.S. Dollar	Forward Contract	2001	Weighted-Average
	Local Currency	Amount Buy	Rate per U.S. Dollar	Exchange Rates	Maturity Date

Contracts for Purchase of U.S. Dollars:	British Pound	$500	1.4491	$498	July 2, 2002

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 for a listing of the consolidated financial statements and supplementary data filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The required information is hereby incorporated herein by reference to the sections entitled “Election of Directors”; “Ownership of Common Stock — Section 16 (a) Beneficial Ownership Reporting Compliance”; and “Executive Officers” of the Company’s Proxy Statement for the 2002 Annual Shareholders Meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The required information is hereby incorporated herein by reference to the sections entitled “Election of Directors—Compensation of Directors,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement for the 2002 Annual Shareholders Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The required information is hereby incorporated herein by reference to the section entitled “Ownership of Common Stock” of the Company’s Proxy Statement for the 2002 Annual Shareholders Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information is hereby incorporated herein by reference to the section entitled “Related Transactions” of the Company’s Proxy Statement for the 2002 Annual Shareholders Meeting.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of Report:

1. Financial Statements:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2000 and 2001.

Consolidated Statements of Income for the three years ended December 31, 2001.

Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2001.

Consolidated Statements of Cash Flows for the three years ended December 31, 2001.

Notes to Consolidated Financial Statements

2. Supplementary Financial Data.

3. Exhibits — See “Exhibit Index” which appears after the signature page of this report.

(b)	Reports on Form 8-K — none filed in the fourth quarter of 2001.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of Diagnostic Products Corporation and its subsidiaries (the “Company”) as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnostic Products Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 22, 2002

CONSOLIDATED BALANCE SHEETS

	December 31,

(Dollars in Thousands)	2001	2000

Assets
CURRENT ASSETS:
Cash and cash equivalents	$31,834	$26,395
Accounts receivable (including receivables from unconsolidated affiliates of $6,635 and $7,127) — net of allowance for doubtful accounts of $1,719 and $750	74,630	68,222
Inventories	62,815	60,247
Prepaid expenses and other current assets	981	528
Deferred income taxes	3,225	2,881

Total current assets	173,485	158,273
PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	49,922	37,394
Machinery and equipment	64,650	56,875
Leasehold improvements	7,242	7,242
Construction and projects in progress	6,278	3,607

Total	128,092	105,118
Less accumulated depreciation and amortization	63,989	57,153

Property, plant and equipment — net	64,103	47,965
SALES-TYPE AND OPERATING LEASES — net	56,570	45,630
DEFERRED INCOME TAXES	1,111	2,536
INVESTMENTS IN AFFILIATED COMPANIES	17,242	13,465
EXCESS OF COST OVER NET ASSETS ACQUIRED — Net of accumulated amortization of $11,852 and $10,735	13,256	12,615

TOTAL ASSETS	$325,767	$280,484

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$17,014	$15,557
Accounts payable	25,246	24,987
Accrued liabilities	13,267	11,409
Income taxes payable	3,336	1,507

Total current liabilities	58,863	53,460
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common Stock—no par value, authorized 60,000,000 shares at December 31, 2001 and 2000; outstanding 28,343,170 shares and 27,836,788 shares, respectively	55,068	44,838
Retained earnings	240,748	208,465
Accumulated other comprehensive loss	(28,912)	(26,279)

Total shareholders’ equity	266,904	227,024

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$325,767	$280,484

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

(In Thousands, except per Share Data)	2001	2000	1999

SALES
Non-Affiliated Customers	$256,400	$222,974	$188,308
Unconsolidated Affiliates	27,030	24,893	27,885

Total Sales	283,430	247,867	216,193
COST OF SALES	120,690	110,522	96,504

Gross Profit	162,740	137,345	119,689

OPERATING EXPENSES:
Selling	49,986	44,364	40,949
Research and Development	31,447	26,464	24,550
General and Administrative	26,788	26,415	25,911
Equity in Income of Affiliates	(3,304)	(1,755)	(1,421)

OPERATING EXPENSES —NET	104,917	95,488	89,989

OPERATING INCOME	57,823	41,857	29,700
Interest/Other Income (Expense) —Net	(7)	666	443

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	57,816	42,523	30,143
PROVISION FOR INCOME TAXES	17,812	12,864	9,073
MINORITY INTEREST	975	1,409	582

NET INCOME	$39,029	$28,250	$20,488

EARNINGS PER SHARE:
BASIC	$1.39	$1.03	$.75
DILUTED	$1.32	$1.00	$.74
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	28,128	27,555	27,342
DILUTED	29,474	28,149	27,542

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Retained	Accumulated Other	Comprehensive
(Dollars in Thousands)	Shares	Amount	Earnings	Comprehensive Loss	Income

BALANCE, JANUARY 1, 1999	27,323,188	$37,531	$172,900	$(10,259)
Comprehensive income:
Net income			20,488		$20,488
Foreign currency translation adjustment				(7,486)	(7,486)

Total comprehensive income					$13,002

Income tax benefit received upon exercise of certain stock options		87
Issuance of shares upon exercise of stock options	42,320	422
Repurchase and cancellation of shares	(20,000)	(224)
Cash dividends ($.24 per share)			(6,562)

BALANCE, DECEMBER 31, 1999	27,345,508	$37,816	$186,826	$(17,745)
Comprehensive income:
Net income			28,250		$28,250
Foreign currency translation adjustment				(8,534)	(8,534)

Total comprehensive income					$19,716

Income tax benefit received upon exercise of certain stock options		1,219
Issuance of shares upon exercise of stock options	491,280	5,803
Cash dividends ($.24 per share)			(6,611)

BALANCE, DECEMBER 31, 2000	27,836,788	$44,838	$208,465	$(26,279)
Comprehensive income:
Net income			39,029		$39,029
Foreign currency translation adjustment				(2,633)	(2,633)

Total comprehensive income					$36,396

Income tax benefit received upon exercise of certain stock options		3,566
Issuance of shares upon exercise of stock options	506,382	6,664
Cash dividends ($.24 per share)			(6,746)

BALANCE, DECEMBER 31, 2001	28,343,170	$55,068	$240,748	$(28,912)

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL
STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(Dollars in Thousands)	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,029	$28,250	$20,488
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,912	18,792	16,205
Equity in income of affiliates	(3,304)	(1,755)	(1,192)
Deferred income taxes	1,081	112	(219)
Income tax benefit received upon exercise of certain stock options	3,566	1,219	87
Changes in operating assets and liabilities:
Accounts receivable	(8,606)	(15,162)	(7,501)
Inventories	(3,576)	(2,683)	(6,088)
Prepaid expenses and other current assets	(453)	20	32
Accounts payable	3,245	11,842	3,964
Accrued liabilities	1,858	3,319	1,872
Income taxes payable	1,943	(2,233)	451

Net cash flows from operating activities	61,695	41,721	28,099

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant and equipment	(27,303)	(9,574)	(9,037)
Sales-type and operating leases	(27,950)	(18,004)	(15,088)
Investment in affiliated companies	(4,418)	846	1,387

Net cash used for investing activities	(59,671)	(26,732)	(22,738)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
Borrowing (repayment) of notes payable	2,726	921	(2,828)
Repurchase of common stock			(224)
Proceeds from exercise of stock options	6,664	5,803	422
Cash dividends paid	(6,746)	(6,611)	(6,562)

Net cash from (used for) financing activities	2,644	113	(9,192)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	771	(3,254)	(272)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,439	11,848	(4,103)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	26,395	14,547	18,650

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,834	$26,395	$14,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$11,669	$12,257	$8,681

Cash paid during the year for interest	$1,269	$1,011	$1,068

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Principals of Consolidation

     The consolidated financial statements include the accounts of Diagnostic Products Corporation (“DPC” or the “Company”) and its majority-owned subsidiaries after elimination of intercompany accounts and transactions. Investments in non-majority-owned companies are accounted for by the Company using the equity method. Minority interest represents the 44% of the Brazilian subsidiary not owned.

Factors That May Affect Future Results

     The Company’s future operating results are dependent on its ability to research, develop, manufacture, and successfully market innovative products that meet customers’ needs. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results.

     The Company’s business is affected by government regulations both in the United States and abroad. Generally these regulations have had the effect of inhibiting the growth rate of the immunodiagnostic industry. The Company’s products which are sold in the United States, whether manufactured in the United States or elsewhere, require product clearance by the United States Food and Drug Administration. The Company’s products can be marketed without regulatory clearance in many foreign countries. Certain countries such as Brazil, Australia, Japan and those in the European Union have their own review procedures.

     The operations of the Company involve the use of substances regulated under various Federal, State, and international laws governing the environment. Environmental costs are presently not material to the Company’s operations or financial position.

     A portion of the Company’s research and development activities, its corporate headquarters, and other manufacturing operations are located near major earthquake faults. The ultimate impact on the Company is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is partially insured for such losses and interruptions caused by earthquakes.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company purchases certain chemical compounds that are key components in the IMMULITE system from Lumigen, Inc. and Tropix, Inc., the sole suppliers of these chemical compounds, pursuant to agreements that expire in 2005. Tropix also supplies the Company with certain other chemical compounds for use in veterinary kits. Upon termination of these supply agreements, the Company will be required to enter into new supply agreements or use alternate technologies. There is no assurance that the Company will be able to obtain alternate technology or, if obtainable, that such technology will have the same performance characteristics, or that it will be able to obtain such technology from Lumigen/Tropix or others on favorable terms. The Company owns an 8% interest in Lumigen, Inc. and accounts for this interest using the equity method.

     Although the Company believes that it has the products and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Because of the foregoing factors, recent trends may not be reliable indicators of future financial performance.

Financial Instruments

     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company’s cash equivalents are short term, high quality commercial paper. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across worldwide geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The fair value of the Company’s financial instruments approximates cost due to their short term nature or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2000 and December 31, 2001 the Company had $26,395,000 and $31,834,000 in cash and cash equivalents. Included in cash and cash equivalents at December 31, 2000 and 2001 is $14,700,000 and $19,900,000, respectively, of short-term, high-quality, commercial paper.

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

Investments in Affiliated Companies

     Investments in affiliated companies principally represent equity investments in foreign distributors in which the Company owns a 50% or less equity interest. The investments are stated at cost plus advances, plus the Company’s equity in the undistributed net income since acquisition. Additionally, the Company owns an 8% interest in Lumigen, Inc. and accounts for this interest using the equity method.

Excess of Cost Over Net Assets Acquired

     Excess of cost over net assets acquired represents the difference between the cost and underlying fair value of assets purchased and relates to the purchase of certain of the Company’s foreign distributors. The excess of cost over net assets acquired is being amortized over 20 years using the straight-line method. The Company periodically reviews excess of cost over net assets acquired to assess recoverability; an impairment would be recognized if a permanent diminution in value were determined to have occurred. Effective January 1, 2002, amortization of goodwill will cease. See “New Accounting Pronouncements.”

Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries and affiliates are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and income and expense accounts at the weighted average rate in effect during the year. Foreign exchange translation adjustments are accumulated in a separate component of shareholders’ equity.

Foreign Exchange Instruments

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted SFAS 133 on January 1, 2001. The initial adoption of SFAS 133 did not have a material effect on the Company’s consolidated financial statements or results of operations.

     The Company hedges specific foreign currency exposures by purchasing foreign exchange contracts. Such foreign exchange contracts are generally entered into by the Company’s European subsidiaries. The subsidiaries purchase foreign exchange contracts to hedge firm or anticipated commitments, denominated in other than their functional currency, to acquire inventory for resale. The Company does not enter into speculative foreign exchange contracts. The Company’s foreign exchange contracts do not subject the Company to exchange rate movement risk

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as any gains or losses on the transactions being hedged offset losses or gains on these contracts. The foreign exchange contracts outstanding to buy the U.S. dollars equivalent of approximately $5,000,000 and $500,000, at December 31, 2000 and 2001, respectively. The carrying value of these contracts did not differ significantly from their fair value.

Revenue Recognition

     The Company recognizes sales of its instruments and kits upon shipment to the customer unless the equipment is rented or leased in which case revenue is recognized over the life of the rental or lease agreement. See Note 4. Service contract revenue is recognized over the related contract life.

Research and Development

     Research and development costs are expensed as incurred. During the years ended December 31, 1999, 2000, and 2001, the Company incurred research and development expenses of $24,550,000, $26,464,000, and $31,447,000, respectively.

Income Taxes

     Deferred income taxes represent the income tax consequences on future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes multiplied by the applicable statutory tax rate. Valuation allowances are established against deferred tax assets if it is more likely than not, they will not be realized.

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

     The Company was required to implement SFAS No. 141 on July 1, 2001, and has determined that the impact of this statement is not material to its consolidated financial position or results of operations. The Company is required to implement SFAS No. 142 on January 1, 2002 and once adopted annual goodwill amortization of approximately $1.3 million will cease. Furthermore, a transitional impairment test is required within six months of the adoption of SFAS No. 142. The Company has not completed the transition impairment test and therefore has not determined the impact that this statement will have on its consolidated financial position or results of operations.

     During the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” These new standards clarify and supersede existing guidance for the reporting and accounting for asset impairments and asset retirements. SFAS No. 143 will be effective for the Company beginning January 1, 2003. SFAS No. 144 will be effective for the Company beginning January 1, 2002. The Company is still in the process of evaluating the impact that SFAS No. 143 will have on its consolidated financial position and results of operations. The adoption of SFAS No. 144 was not material to the Company’s consolidated financial position or results of operations.

Stock Split

     All share and per share amounts in the consolidated financial statements have been adjusted for a 2-for-1 stock split occurring on June 1, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

     Certain amounts have been reclassified in the 2000 balance sheet to conform to the 2001 presentation.

Note 2 — Business Acquisitions

     On January 1, 1999, the Company acquired the 50% interest in DPC Skafte AB (Sweden) it did not already own.

     On December 31, 2001, the Company’s Brazilian distributor acquired a 100% interest in a laboratory testing company in Brazil, operating under the name Medlab Productos Diagnosticos Ltda., for an upfront payment of $2,035,000. Additional consideration may be paid based on the 2002 and 2003 results of the acquired company This company was previously owned by the Company’s Brazilian distributor’s minority shareholder.

Note 3 — Inventories

     Inventories by major categories are summarized as follows:

(Dollars in Thousands)	December 31,

	2001	2000

Raw materials	$27,884	$23,381
Work in process	23,611	23,862
Finished goods	11,320	13,004

Total	$62,815	$60,247

Note 4 — Sales-Type and Operating Leases

     The Company places IMMULITE instruments with customers under sales-type and operating leases for periods generally from three to five years. Sales-type leases are recorded as revenue and receivable at the inception of the lease in amount of the present value of the future minimum lease payments to be received over the lease term. For operating leases, the cost of the equipment is amortized on a straight-line basis over their estimated lives, which range from three to five years. The net investment in sales-type and operating leases is included in sales-type and operating leases in the accompanying consolidated balance sheets.

     Sales-type and operating leases are summarized as follows:

(Dollars in Thousands)	December 31,

	2001	2000

Sales-type leases	$1,432	$1,751
Operating leases	115,437	101,032
Less accumulated amortization	60,299	57,153

Net	55,138	43,879

Total	$56,570	$45,630

     Future minimum lease payments to be received under these lease agreements as of December 31, 2001 are as follows:

(Dollars in Thousands)
2002	$18,310
2003	14,561
2004	11,444
2005	8,728
2006	3,468

Total	$56,511

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investment in Affiliated Companies

     The Company has equity interests in three non-consolidated foreign affiliates. The affiliates distribute the Company’s products in their respective countries. The countries and the Company’s ownership interest are as follows: Portugal, 45%; Italy, 45%; and Greece, 50%.

     The following represents condensed financial information for all of the Company’s investments in non-consolidated affiliated companies and its joint venture in Japan, which has been inactive since April 1, 2000, and the results of their operations.

	December 31,

(Dollars in Thousands)	2001	2000	1999

Current assets	$37,746	$25,610	$37,359
Property and other assets	37,536	36,877	38,120

Total assets	$75,282	$62,487	$75,479

Current liabilities	30,426	$25,082	$38,115
Non-current liabilities	8,854	18,276	19,987
Shareholders’ equity	36,002	19,129	17,377

Total liabilities and shareholders’ equity	$75,282	$62,487	$75,479

Sales	$57,285	$54,379	$64,491

Net income	$6,455	$4,433	$3,899

     The Company had sales to these non-consolidated affiliates of $27,030,000 in 2001, $24,893,000 in 2000, and $27,885,000 in 1999, including sales to one affiliate (Italy) of $20,124,000 in 2001, and $18,453,000 in 2000, and $16,858,000 in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s cumulative equity in undistributed earnings of non-consolidated affiliated companies at December 31, 2001 is $13,601,000. It is anticipated that additional U.S. income taxes payable on earnings of foreign affiliates, if distributed, would be substantially offset by U.S. tax credits for foreign taxes paid.

Note 6 — Notes Payable

     Notes payable consist of borrowings by certain of the Company’s foreign subsidiaries (some guaranteed by DPC) that are payable in the subsidiaries’ local currency. The notes are summarized as follows:

	December 31,

(Dollars in Thousands)	2001	2000

Notes payable to a bank in Germany, at an average interest rate of approximately 5%, payable through 2006	$7,703	$8,166
Notes payable to a bank in France, at an interest rate of approximately 5%, payable through 2006	4,977	3,696
Notes payable to a bank in Spain, at an interest rate of approximately 5%, payable through 2005	1,691	2,295
Notes payable to a bank in Sweden, at an interest rate of approximately 5%, payable through 2005	1,916	0
Other	727	1,400

Total	$17,014	$15,557

     Aggregate future maturities of long-term debt outstanding at December 31, 2001 are $5,189,000 in 2002, $3,373,000 in 2003, $3,226,000 in 2004, $2,373,000 in 2005, and $2,853,000 in 2006. Interest expense was, $1,068,000 in 1999, and $1,011,000 in 2000, and $1,269,000 in 2001.

     The Company also has a line of credit with a U.S. bank, under which it may borrow up to $20 million, that matures in May of 2002. Standby letters of credit under the line of credit totaled $386,000 at December 31, 2000 and 2001. There were no standby letters of credit outstanding at December 31, 1999. No other borrowings were outstanding at December 31, 2001, 2000, and 1999 under the line of credit.

Note 7 — Employee Benefit Plans

     The Company has a defined contribution employee benefit plan, the Diagnostic Products Corporation Retirement Plan (the “Plan”), covering substantially all U.S. employees over 21 years of age. The Plan offers three primary benefits to employees: a money purchase pension, a profit sharing plan, and effective January 1, 2000, a salary deferral plan under the provisions of section 401(k) of the Internal Revenue Code. Contributions under the money purchase pension are made annually in an amount equal to 10% of the compensation of all participants for such year. Contributions related to the pension benefit were $4,544,000 in 2001, $3,864,000 in 2000, and $2,989,000 in 1999. Contributions related to the profit sharing component for any year are made at the discretion of the Board of Directors of the Company, but cannot exceed 15% of the compensation of all participants for such year. The Company contributed $1,384,000 to the profit sharing component for 2001 and $773,000 for 2000; there were no contributions in 1999. Contributions under the 401(k) salary deferral are at the option of the employee in percentage increments of the employee’s salary not to exceed the maximum allowable under Federal law. The Company matches these contributions at a rate of 50 percent of the first $1,000 of compensation contributed by the employee. The Company contributed 401(k) employer matches of $461,000 for 2001 and $431,000 for 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Income Taxes

     The provision for income taxes is summarized as follows:

	Year Ended December 31,

(Dollars in Thousands)	2001	2000	1999

CURRENT:
Federal	$11,881	$8,018	$6,135
State	(500)	258	(71)
Foreign	5,350	4,476	3,228
Deferred Federal and State income taxes	1,081	112	(219)

Total provision for income taxes	$17,812	$12,864	$9,073

     Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:

	Year Ended December 31,

(Dollars in Thousands)	2001	2000

State net operating losses	$258	$290
Inventory	2,235	2,329
Depreciation and amortization	(150)	1,137
State research and development credit carry forwards	1,369	1,366
Other	1,065	295
Valuation allowance	(441)

Total	$4,336	$5,417

     A valuation allowance has been established against certain state credit carry forwards which the Company believes will not be utilized. Reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Year Ended December 31,

(Dollars in Thousands)	2001	%	2000	%	1999	%

Provision for income taxes at statutory rate	$20,236	35	$14,883	35	$10,550	35
State income taxes, net of Federal tax benefit	173	1	13		120	1
Foreign income subject to tax other than federal statutory rate	(235)	(1)	466	1	491	2
Non-taxable earnings of Foreign Sales Corporation (FSC)	(1,375)	(3)	(1,281)	(3)	(956)	(3)
Research and development tax credit	(733)	(1)	(575)	(1)	(738)	(2)
Equity in income of affiliates	(1,156)	(2)	(614)	(1)	(497)	(2)
Valuation allowance	441	1
Other	461	1	(28)		103

Provision for income taxes	$17,812	31	$12,864	31	$9,073	31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     An income tax benefit during 2001, 2000, and 1999 related to the exercise or early disposition of certain stock options reduced income taxes currently payable by $3,566,000, $1,219,000, and $87,000, respectively, and was credited directly to shareholders’ equity.

Note 9 — Commitments and Contingent Liabilities

     The Company has a non-cancelable operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of persons who are executive officers, directors, and/or shareholders of the Company. The agreement extends through December 31, 2002. The Company paid approximately $966,000 in each of 1999, 2000, and 2001 under the facility lease agreement.

     Future minimum lease commitments as of December 31, 2001 are as follows:

(Dollars in Thousands)	2002	2003	2004	Total

Non-related Party	$2,431	$2,265	$1,949	$6,645
Related Party	966			966

Total	$3,397	$2,265	$1,949	$7,611

     Aggregate rental expense under operating leases approximated $3,107,000 in 1999, $4,429,000 in 2000, and $4,302,000 in 2001.

     The Company has a supply contract with a vendor for chemical compounds that are key components in the IMMULITE system. The Company has agreed to guarantee the vendor’s minimum payment obligations to another company in the annual amount of $600,000 through 2004.

Note 10 — Earnings per Share

     The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the income statements presented herein.

	Year Ended December 31,

(Shares in Thousands)	2001	2000	1999

Basic	28,128	27,555	27,342
Assumed exercise of stock options	1,346	594	200

Diluted	29,474	28,149	27,542

     Net income as presented in the consolidated income statement is used as the numerator in the EPS calculation for both the basic and diluted computations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stock Option Plans

     Under the Company’s stock option plans, incentive stock options may be granted and are exercisable at prices not less than 100% of the fair market value on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the Company). Additionally under the plans, non-qualified stock options may be granted and are exercisable at prices not less than 85% of fair market value at the date of grant. Options generally become exercisable after one year in installments (generally over 3 to 9 years) and may be exercised on a cumulative basis at any time before expiration. Options expire no later than ten years from the date of grant.

     In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years: dividend yield of 1.0% to 1.7%, risk-free interest rate of from 4.4% to 6.6% and expected option life of 3 to 10 years. Expected volatility was assumed to be 27.1% in 1999, 30.1% in 2000, and 36.0% in 2001. Forfeiture rate was assumed to be 5% in 1999, 2000, and in 2001.

		Weighted
	Number	Average	Weighted
	of	Exercise	Average
	Shares	Price	Fair Value

Options outstanding, December 31, 1998 (700,746 exercisable)	2,446,380	$13.31
Granted	364,000	13.13	$4.88
Exercised	(42,320)	9.88
Canceled	(65,400)	12.81

Options outstanding, December 31, 1999 (961,740 exercisable)	2,702,660	13.28
Granted	400,000	15.36	7.35
Exercised	(491,280)	11.81
Canceled	(161,600)	13.58

Options outstanding, December 31, 2000 (759,978 exercisable)	2,449,780	13.88
Granted	584,000	31.97	13.61
Exercised	(506,382)	13.31
Canceled	(35,380)	14.80

Options outstanding December 31, 2001 (547,383 exercisable)	2,492,018	$18.22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding at December 31, 2001:

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/01	Life	Price	at 12/31/01	Price

$5.00-9.99	43,950	2.0 years	$9.20	15,150	$9.11
$10.00-19.99	1,766,868	5.9 years	$13.66	516,633	$13.73
20.00-29.99	333,200	9.0 years	$23.75	15,600	$22.84
30.00-39.99	184,000	9.5 years	$33.71	-0-	-0-
40.00-49.99	164,000	10.0 years	$41.20	-0-	-0-

     Pursuant to the plans, 2,492,018 shares of common stock are reserved for issuance upon the exercise of options. In addition, the Company has 1,722,800 options available for future grant.

     As permitted by SFAS No. 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company’s stock option plans, the tax-effected impact would be as follows:

(Dollars in Thousands, except per Share Data)	2001	2000	1999

Net income as reported	$39,029	$28,250	$20,488
Compensation expense from stock options	2,347	1,373	1,152

Net income adjusted	$36,682	$26,877	$19,336

Adjusted earnings per share-diluted	$1.24	$0.95	$0.70

     This proforma impact only takes into account options granted subsequent to January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

NOTE 12 — Segment and Product Line Information

     The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufactures its instruments and kits principally at facilities located in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Estonia, Sweden, Australia, China, Brazil, Uruguay, Venezuela, Costa Rica, Honduras, El Salvador, Guatemala, and Panama.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

	Year Ended December 31,

(Dollars in Thousands)	2001	2000	1999

Sales:
IMMULITE (includes service)	$230,713	$193,082	$150,714
Radioimmunoassay (“RIA”)	33,772	33,706	37,813
Other (Includes DPC and non-DPC products)	18,945	21,079	27,666

Total	$283,430	$247,867	$216,193

     The Company is organized and managed by geographic area. Transactions between geographic segments are accounted for as normal sales for internal reporting and management purposes with all intercompany amounts eliminated in consolidation. Sales are attributed to geographic area based on the location from which the instrument or kit is shipped to the customer. Information reviewed by the Company’s chief operating decision maker on significant geographic segments, as defined under SFAS No. 131, is prepared on the same basis as the consolidated financial statements and is as follows:

	December 31, 2001

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total

Sales	$210,087	$37,463	$33,269	$29,561	$56,877	$(83,82)	$283,430
Operating expenses	70,388	7,289	8,555	7,263	14,726		108,221
Interest income (expense), net	4,135	(450)	(1,178)	(1,244)	(873)		390
Other income (expense), net	(397)						(397)
Minority interest				975			975
Provision for income taxes	12,462	2,755	287	1,142	1,166		17,812
Net income	27,345	6,055	522	1,239	3,868		39,029
Segment assets:
Long-lived assets	72,801	16,695	26,248	11,394	24,033		151,171
Total assets	349,158	38,003	38,860	23,036	57,912	(181,202)	325,767
Capital expenditures	18,698	2,838	1,272	691	3,804		27,303

*	DPC Biermann includes the Company’s operations in Germany, the Czech Republic, and Poland. DPC Medlab includes the Company’s operations in Brazil, Uruguay, Venezuela, Costa Rica, and Panama.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2000

		Euro/DPC	DPC
		Limited	Biermann	DPC Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)	Group)	Other	Elimination	Total

Sales	$173,194	$31,341	$30,135	$29,541	$50,023	$(66,367)	$247,867
Operating expenses	60,234	6,983	7,554	8,319	14,153		97,243
Interest income (expense), net	3,863		(776)	(1,306)	(1,096)		685
Other income (expense) net	(19)						(19)
Minority interest				1,409			1,409
Provision (benefit) for income taxes	8,388	1,752	213	1,728	783		12,864
Net Income (loss)	20,986	4,134	125	1,795	1,210		28,250
Segment assets:
Long-lived assets	50,584	15,811	20,704	11,016	21,560		119,675
Total assets	287,459	24,381	31,865	21,391	51,299	(135,911)	280,484
Capital expenditures	12,811	3,093	2,123	3,115	6,625		27,767

	December 31, 1999

		Euro/DPC	DPC
		Limited	Biermann	DPC Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)	Group)	Other	Elimination	Total

Sales	$148,443	$29,323	$31,471	$24,472	$47,187	$(64,703)	$216,193
Operating expenses	54,623	6,395	10,017	6,969	13,406		91,410
Interest income (expense), net	3,791	(512)	(628)	(1,441)	(767)		443
Minority interest				582			582
Provision (benefit) for income taxes	5,847	1,173	(227)	1,189	1,091		9,073
Net income (loss)	15,086	2,680	(382)	743	2,061	300	20,488
Segment assets:
Long-lived assets	50,156	17,916	19,520	10,250	22,871	(5,300)	115,413
Total assets	250,119	38,710	30,119	19,892	46,237	(134,583)	250,494
Capital expenditures	2,816	5,172	8,673	2,086	11,589	(2,940)	27,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s export sales to unaffiliated customers are summarized as follows:

(Dollars in Thousands)	Western Europe	South America	Other Exports	Total Exports

1999	$3,771	$6,635	$14,691	$25,097
2000	3,871	8,035	21,142	33,048
2001	3,501	7,666	24,114	35,281

SUPPLEMENTARY FINANCIAL DATA

     Unaudited quarterly financial information for the years ended December 31, 2001 and 2000 is summarized as follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,	Year Ended
(In Thousands, Except per Share Data)	2001	2001	2001	2001	2001

Sales	$67,797	$72,798	$67,866	$74,969	$283,430
Gross profit	38,781	41,602	39,017	43,340	162,740
Income taxes	3,833	4,486	4,176	5,317	17,812
Net income	8,552	10,009	9,131	11,337	39,029
Earnings per share:
Basic	.31	.36	.32	.40	1.39
Diluted	.29	.34	.31	.38	1.32
Weighted Average Shares Outstanding:
Basic	27,892	28,081	28,221	28,319	28,128
Diluted	29,052	29,440	29,601	29,802	29,474

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,	Year Ended
	2000	2000	2000	2000	2000

Sales	$59,184	$63,645	$60,579	$64,459	$247,867
Gross profit	32,895	34,780	33,884	35,786	137,345
Income taxes	2,969	3,160	2,875	3,860	12,864
Net income	6,291	7,029	6,397	8,533	28,250
Earnings per share:
Basic	.23	.26	.23	.31	1.03
Diluted	.23	.25	.22	.30	1.00
Weighted Average Shares Outstanding:
Basic	27,362	27,452	27,624	27,780	27,555
Diluted	27,470	27,759	28,486	28,882	28,149

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	March 27, 2002

/s/ Sidney A. Aroesty Sidney A. Aroesty	Chief Operating Officer Director	March 27, 2002

/s/ Maxwell H. Salter Maxwell H. Salter	Director	March 27, 2002

/s/ James D. Watson James D. Watson	Director	March 27, 2002

/s/ Frederick Frank Frederick Frank	Director	March 27, 2002

/s/ Ira Ziering Ira Ziering	Vice President Director	March 27, 2002

/s/ James L. Brill James L. Brill	Vice President Finance (Principal Financial and Accounting Officer)	March 27, 2002

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (2)
3.2	Bylaws, as amended (6)
4.1	Stock Certificate (4)
*10.1	Retirement Benefits Agreement with Sigi Ziering (3)
*10.2	Form of Indemnification Agreement with Officers and Directors (1)
*10.3	1990 Stock Option Plan as amended (7)
10.4	Standard Industrial Lease with 5700 West 96th Street, general partnership, dated February 18, 1991 (5)
*10.5	1997 Stock Option Plan as amended (8)
21	Subsidiaries of Registrant
23	Independent Auditors’ Consent

*	Management contracts, compensation plans or arrangements

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988. (File No. 1-9957)

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. (File No. 1-9957)

(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 2-77287) filed on May 3, 1982.

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988. (File No. 1-9957)

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (File No. 1-9957)

(6)	Incorporated by reference to Registrant’s Quarterly Report on From 10-Q for the quarter ended June 30, 1992. (File No. 1-9957)

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. (File No. 1-9957)

(8)	Incorporated by reference to Registrant’s registration statement on Form S-8 (file no. 333-60690) filed on May 11, 2001.