Form 10-Q
period 2002-03-31
DIAGNOSTIC PRODUCTS CORP
filed 2002-05-14
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to ____________

Commission file number 1-9957

Diagnostic Products Corporation

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2802182 (IRS Employer Identification No.)

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

YES  [X]       NO  [   ]

The number of shares of Common Stock, no par value, outstanding as of March 31, 2002, was 28,379,440.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(Dollars In Thousands, except per share data)
	Three Months Ended
	March 31,

	2002	2001

SALES:
Non-Affiliated Customers	$67,538	$61,635
Unconsolidated Affiliates	7,189	6,162

Total Sales	74,727	67,797
COST OF SALES	30,670	29,016

Gross Profit	44,057	38,781

OPERATING EXPENSES:
Selling	13,237	12,112
Research and Development	8,711	8,302
General and Administrative	6,657	6,527
Equity in Income of Affiliates	(712)	(855)

OPERATING EXPENSES — NET	27,893	26,086

OPERATING INCOME	16,164	12,695
Interest/Other Expense — Net	179	87

INCOME BEFORE TAXES AND MINORITY INTEREST	15,985	12,608
PROVISION FOR INCOME TAXES	4,955	3,833
MINORITY INTEREST	223	223

NET INCOME	$10,807	$8,552

EARNINGS PER SHARE:
BASIC	$.38	$.31
DILUTED	$.37	$.29
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	28,360	27,892
DILUTED	29,517	29,052

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars in Thousands)	March 31,	December 31,
	2002	2001

Assets
CURRENT ASSETS:
Cash and cash equivalents	$28,605	$31,834
Accounts receivable (including receivables from unconsolidated affiliates of $9,409 and $6,635) — net of allowance for doubtful accounts of $1,861 and $1,719, respectively	77,558	74,630
Inventories	65,486	62,815
Prepaid expenses and other current assets	4,623	981
Deferred income taxes	3,225	3,225

Total current assets	179,497	173,485
PROPERTY, PLANT, AND EQUIPMENT:
Land and buildings	49,224	49,922
Machinery and equipment	63,358	64,650
Leasehold improvements	10,594	7,242
Construction in progress	1,044	6,278

Total	124,220	128,092
Less accumulated depreciation and amortization	(60,162)	(63,989)

Property, plant, and equipment — net	64,058	64,103
SALES-TYPE AND OPERATING LEASES — net	58,738	56,570
DEFERRED INCOME TAXES	1,111	1,111
INVESTMENTS IN AFFILIATED COMPANIES	17,968	17,242
GOODWILL — Net of accumulated amortization of $11,852	13,256	13,256

TOTAL ASSETS	$334,628	$325,767

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$17,837	$17,014
Accounts payable	16,120	22,173
Accrued liabilities	15,544	13,267
Income taxes payable	7,127	3,336

Total current liabilities	56,628	55,790
MINORITY INTEREST	3,246	3,073
SHAREHOLDERS’ EQUITY:
Common Stock—no par value, authorized 60,000,000 shares; outstanding 28,379,440 shares and 28,343,170 shares, respectively	55,670	55,068
Retained earnings	249,853	240,748
Accumulated other comprehensive loss	(30,769)	(28,912)

Total shareholders’ equity	274,754	266,904

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$334,628	$325,767

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(Dollars in Thousands)	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,807	$8,552
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,725	6,292
Equity in undistributed income of unconsolidated affiliates	(712)	(855)
Changes in operating assets and liabilities:
Accounts receivable	(4,399)	(8,043)
Inventories	(2,966)	(842)
Prepaid expenses and other current assets	(2,708)	222
Accounts payable	(5,217)	92
Accrued liabilities	1,152	(4,057)
Income taxes payable	3,713	2,876

Net cash flows from operating activities	5,395	4,237

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(2,153)	(7,665)
Sales-type and operating leases	(6,544)	(4,131)
Investment in affiliated companies		(480)

Net cash flows used for investing activities	(8,697)	(12,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of notes payable	1,099	692
Proceeds from exercise of stock options	602	1,756
Cash dividends paid	(1,702)	(1,670)

Net cash flows used for financing activities	(1)	778

EFFECT OF EXCHANGE RATE CHANGES ON CASH	74	(47)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,229)	(7,308)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,834	26,395

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,605	$19,087

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The information for the three months ended March 31, 2002 and 2001 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The accompanying December 31, 2001 balance sheet contains a reclassification of amounts included in the Company’s 2001 Annual Report on Form 10-K to conform to the March 31, 2002 presentation. Current liabilities at December 31, 2001 totaled $55,790,000 in the accompanying December 31, 2001 balance sheet, compared with $58,863,000 reported in the Annual Report on Form 10-K, reflecting a $3,073,000 reclassification of minority interest to a separate financial statement line item.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. All share and per share amounts have been adjusted to give effect to a 2 for 1 stock split which occurred on June 1, 2001.

Note 2 — Inventories

Inventories by major categories are summarized as follows:

(Dollars in Thousands)	March 31,	December 31,
	2002	2001

Raw materials	$30,817	$27,884
Work in process	24,971	23,611
Finished goods	9,698	11,320

Total	$65,486	$62,815

Note 3 — Comprehensive Income

Comprehensive income is summarized as follows:

(Dollars in Thousands)	Three Months Ended
	March 31,

	2002	2001

Net income	$10,807	$8,552
Foreign currency translation adjustment	(1,857)	(4,482)

Comprehensive income	$8,950	$4,070

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Note 4 — Segment and Product Line Information

The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment, as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufactures its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors, including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Australia, New Zealand, China, Brazil, Uruguay, Bolivia, Venezuela, Costa Rica, Panama, Sweden, Latvia, Lithuania, Estonia, and Denmark.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

(Dollars in Thousands)	Three Months Ended
	March 31,

Sales:	2002	2001

IMMULITE (includes service)	$62,391	$53,859
Radioimmunoassay (“RIA”)	7,864	8,638
Other (Includes DPC and non-DPC products)	4,472	5,300

	$74,727	$67,797

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

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total

(Dollars in Thousands)
Three Months Ended March 31, 2002
Sales	$55,041	$9,765	$9,070	$7,402	$15,669	$(22,220)	$74,727
Net income	7,698	1,751	1	393	1,137	(173)	10,807
Three Months Ended March 31, 2001
Sales	$49,502	$8,775	$8,575	$6,932	$13,546	$(19,533)	$67,797
Net income	6,481	1,346	288	506	631	(700)	8,552

*DPC Biermann includes the Company’s operations in Germany, the Czech Republic, and Poland. DPC Medlab includes the Company’s operations in Brazil, Uruguay, Venezuela, Costa Rica, and Panama.

Note 5 — New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of this statement. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Under SFAS Nos. 141 and 142, goodwill and other intangibles are initially assessed for impairment upon adoption of the statements with subsequent assessments required annually and when there is reason to suspect that their values have been diminished or impaired, with any corresponding write-downs recognized as necessary.

In connection with the adoption of SFAS No. 141, the Company evaluated its intangibles including goodwill and determined that reclassification of such balances was not necessary. Accordingly, the Company’s intangibles consist solely of goodwill generated in connection with the purchase of certain of its affiliates. Effective January 1, 2002, the Company adopted SFAS No. 142. Accordingly, goodwill amortization was ceased, effective January 1, 2002, and would have been $260,000 had the non-amortization provisions of SFAS No. 142 not been adopted. Pro forma net income for the three-month period ended March 31, 2001, had the non-amortization provisions of SFAS No. 142 been applied to that period, would have been $8,812,000, an increase of $260,000 on an after-tax basis, or $.30 per diluted share versus the $8,552,000 or $.29 on a split-adjusted basis, actually reported. As a result of preliminary transitional impairment tests completed during the three months ended March 31, 2002, the Company does not believe that an impairment of its goodwill is necessary. However, as required under SFAS No. 142, the Company will complete its transitional impairment tests by June 30, 2002.

During the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” These new standards clarify and supersede existing guidance for the reporting and accounting for asset impairments and asset retirements. SFAS No. 143 will be effective for the Company beginning January 1, 2003. The Company does not believe that the impact of SFAS No. 143 will be material to the Company’s consolidated financial statements or results of operations. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Note 6 — Related Party Transaction

On April 1, 2002, the Company amended its lease relating to 116,000 square feet of its Los Angeles facility. The original lease expires on December 31, 2002. The amendment extends the term of the lease for two years through December 31, 2004 and increases the rent to approximately $.75 from $.70 per square foot, for a total annual rent of $1,035,000. The Company also has the option to extend the term for two years at $.79 per square foot. The lease is with a partnership comprised of Michael Ziering, CEO and director, Ira Ziering, VP and director, Marilyn Ziering, VP, and other children of Mrs. Ziering who are shareholders of the Company. The rent was determined on the basis of an independent appraisal, and the terms of the lease amendment were approved unanimously by the non-interested members of the board of directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

•	the Company’s ability to successfully market new and existing products;

•	the Company’s ability to keep abreast of technological innovations and successfully incorporate them into new products;

•	the Company’s current dependence on sole suppliers for key chemical components in the IMMULITE assays;

•	the risks inherent in the development and release of new products, such as delays, unforeseen costs, technical difficulties, and regulatory approvals;

•	competitive pressures, including technological advances and patents obtained by competitors;

•	currency risks based on the relative strength or weakness of the U.S. dollar;

•	domestic and foreign governmental health care regulation and cost containment measures;

•	political and economic instability in certain foreign markets.

Results of Operations

The demand for the IMMULITE products continues to drive the Company’s performance. The Company’s sales increased 10.2% in the first quarter of 2002 to $74.7 million compared to sales of $67.8 million in the first quarter of 2001. Sales of all IMMULITE products (instruments and reagents) in the first quarter of 2002 were $62.4 million, a 16% increase over the first quarter of 2001. Sales of IMMULITE products represented 83% of first quarter 2002 sales, compared to 79% of first quarter 2001 sales.

IMMULITE reagents represented $50.9 million of 2002 first quarter sales, a 20% increase. Sales of IMMULITE systems (including rental revenue) were $8.2 million in the 2002 first quarter, down 14% from the first quarter of 2001. The Company shipped a total of 245 IMMULITE systems during the first quarter of 2002, including 155 IMMULITE 2000 systems and 90 IMMULITE One systems. Service and parts revenue increased to $3.3 million in 2002 from $1.9 million in 2001. The total base of IMMULITE systems shipped grew to 7,315, including 1,921 IMMULITE 2000 systems.

Sales of the Company’s RIA products declined approximately 9% in the first quarter of 2002, representing 11% of sales, compared to 13% of sales in the first quarter of 2001. This trend is expected to continue. Sales of other DPC products, including non-IMMULITE allergy reagents, decreased by 21% from the first quarter of 2001 to 4% of 2002 first quarter sales, down from 5% in the first quarter in 2001. Sales of non-IMMULITE allergy reagents will continue to be negatively impacted due to the successful introduction of the IMMULITE 2000 allergy line in September 2001. Sales of non-DPC products, primarily through its consolidated international affiliates, decreased 7% in the first quarter of 2002 to $1.8 million or 2% of sales.

Due to the significance of foreign sales (72% of total sales), in particular in Europe and Brazil, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. In the first quarter of 2002, the strong dollar had a 4% negative impact on sales. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

In the first quarter of 2002, sales to domestic customers grew at 14%, to 28% of total sales, due in part to increased penetration of large accounts, while sales to foreign customers grew at 9%. First quarter 2002 domestic sales growth was lower than the 37% experienced in the first quarter of 2001 due in part to the increased historical level of sales and the extended sales cycle of the U.S. hospital market.

Gross profit as a percentage of sales increased to 59.0% in the first quarter of 2002 from 57.2% in the first quarter of 2001, due in part to a shift from lower margin equipment sales and rentals to higher margin reagent sales as percentage of sales in 2002 versus 2001, and manufacturing efficiencies on higher levels of production.

The Company believes that because it sells to its affiliates in dollars, a strengthening dollar as well as potential increases in product sales to large customers in the United States could put pressure on gross margins in the future.

Selling expense increased by 9% in dollar terms but as a percentage of sales decreased slightly to approximately 17.7% in the first quarter of 2002 from 17.9% in 2001. Research and development expense increased by 5% in dollar terms but decreased to 11.7% of sales in 2002 from 12.2% in the first quarter of 2001.

General and administrative expenses increased slightly in the first quarter of 2002 compared to the first quarter of 2001 and decreased as a percentage of sales to 8.9% in 2002, from 9.6% in 2001. The amortization of goodwill has ceased in accordance with Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets.” In the first quarter of 2001, this amount was approximately $260,000 and was included in general and administrative expenses.

Equity in income of affiliates represents the Company’s share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount decreased to $712,000 in the first quarter of 2002 from $855,000 in the first quarter of 2001.

Interest/other expense-net includes interest income, interest expense, and foreign exchange transaction losses and gains. The net expense increased by approximately $90,000 in the first quarter of 2002 from the first quarter of 2001 due primarily to a decrease in interest income of approximately $200,000, a decrease of other income of $200,000, and a reduction of foreign currency transaction losses of approximately $340,000.

The Company’s effective tax rate includes Federal, state, and foreign taxes. The Company’s tax rate increased to 31.0% in the first quarter of 2002 from 30.4% in the first quarter of 2001.

Net income increased 26% to $10.8 million in the first quarter of 2002 or $.37 per diluted share from $8.6 million or $.29 per diluted share on a split-adjusted basis in the first quarter of 2001.

Critical Accounting Policies

Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity and Capital Resources

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. Net cash flow from operating activities was $5.4 million in the first quarter of 2002 and $4.2 million in the first quarter of 2001. Additions to property, plant, and equipment in the first quarter of 2002 were $2.2 million, compared to $7.7 million in the first quarter of 2001 due to the completion of construction of a new manufacturing facility in New Jersey in 2001 and the implementation of a new computer system in Los Angeles in 2002. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases was $6.5 million in the first quarter of 2002 compared to $4.1 million in the first quarter of 2001. These leases have periods ranging from three to five years. The Company increased borrowings by $1.1 million in the first quarter of 2002 and increased borrowings by $692,000 in the first quarter of 2001.

The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.”

The Company has a $20 million domestic unsecured line of credit under which there were no borrowings outstanding at March 31, 2002 or December 31, 2001. The Company had other notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in their local currency, some of which are guaranteed by the Company) of $17.8 million at March 31, 2001 compared to $17.0 million at December 31, 2001. The Company received $602,000 from the exercise of stock options in the first quarter of 2002 versus $1.8 million in the first quarter of 2001. The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

Contractual Obligations and Commitments

On April 1, 2002, the Company amended its lease relating to 116,000 square feet of its Los Angeles facility. The original lease expires on December 31, 2002. The amendment extends the term of the lease for two years through December 31, 2004 and increases the rent to approximately $.75 from $.70 per square foot, for a total annual rent of $1,035,000. The Company also has the option to extend the term for two years at $.79 per square foot. The lease is with a partnership comprised of Michael Ziering, CEO and director, Ira Ziering, VP and director, Marilyn Ziering, VP, and other children of Mrs. Ziering who are shareholders of the Company. The rent was determined on the basis of an independent appraisal, and the terms of the lease amendment were approved unanimously by the non-interested members of the board of directors. The Company decided not to sign a long-term lease for this facility so that it will have the flexibility to consider all options to meet its future space requirements.

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

The Company has significant sales in Europe and is currently evaluating the business implications of the conversion to the Euro, but at this time the Company does not expect the Euro conversion to have a material impact on its business. The Company has converted or upgraded certain of its European subsidiaries to a similar computer software system that will allow them to operate in the European currency environment and to create a central repository for all European information.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of this statement. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Under SFAS Nos. 141 and 142, goodwill and other intangibles are initially assessed for impairment upon adoption of the statements with subsequent assessments required annually and when there is reason to suspect that their values have been diminished or impaired, with any corresponding write-downs recognized as necessary.

In connection with the adoption of SFAS No. 141, the Company evaluated its intangibles including goodwill and determined that reclassification of such balances was not necessary. Accordingly, the Company’s intangibles consist solely of goodwill generated in connection with the purchase of certain of its affiliates. Effective January 1, 2002, the Company adopted SFAS No. 142. Accordingly, goodwill amortization was ceased, effective January 1, 2002, and would have been $260,000 had the non-amortization provisions of SFAS No. 142 not been adopted. Pro forma net income for the three-month period ended March 31, 2001, had the non-amortization provisions of SFAS No. 142 been applied to that period would have been $8,812,000, an increase of $260,000 on an after-tax basis, or $.30 per diluted share versus the $8,552,000 or $.29 on a split-adjusted basis, actually reported. As a result of preliminary transitional impairment tests completed during the three months ended March 31, 2002, the Company does not believe that an impairment of its goodwill is necessary. However, as required under SFAS No. 142, the Company will complete its transitional impairment tests by June 30, 2002.

During the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” These new standards clarify and supersede existing guidance for the reporting and accounting for asset impairments and asset retirements. SFAS No. 143 will be effective for the Company beginning January 1, 2003. The Company does not believe that the impact of SFAS No. 143 will be material to the Company’s consolidated financial statements or results of operations. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended March 31, 2002, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

            10.1  Second Addendum to Standard Industrial Lease

(b)  Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	May 14, 2002

/s/ James L. Brill James L. Brill	Vice President-Finance (Principal Financial and Accounting Officer)	May 14, 2002

EXHIBIT INDEX

10.1 Second Addendum to Standard Industrial Lease.