Form 10-Q
period 2002-06-30
DIAGNOSTIC PRODUCTS CORP
filed 2002-08-13
CIK 702259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________to ____________

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

[YES   ✓ ]        [NO        ]

The number of shares of Common Stock, no par value, outstanding as of June 30, 2002, was 28,535,610.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(Dollars In Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

SALES:
Non-Affiliated Customers	$76,178	$64,013	$143,716	$126,363
Unconsolidated Affiliates	8,434	8,785	15,623	14,232

Total Sales	84,612	72,798	159,339	140,595
COST OF SALES	35,692	31,196	66,362	60,212

Gross Profit	48,920	41,602	92,977	80,383

OPERATING EXPENSES:
Selling	13,524	12,724	26,761	24,836
Research and Development	9,319	7,985	18,030	16,287
General and Administrative	7,560	6,271	14,217	12,798
Equity in Income of Affiliates	(1,118)	(746)	(1,830)	(1,601)

OPERATING EXPENSES — NET	29,285	26,234	57,178	52,320

OPERATING INCOME	19,635	15,368	35,799	28,063
Interest/Other Income (Expense) — Net	610	(613)	431	(700)

INCOME BEFORE TAXES AND MINORITY INTEREST	20,245	14,755	36,230	27,363
PROVISION FOR INCOME TAXES	6,276	4,486	11,231	8,319
MINORITY INTEREST	(81)	260	142	483

NET INCOME	$14,050	$10,009	$24,857	$18,561

EARNINGS PER SHARE:
BASIC	$.49	$.36	$.87	$.66
DILUTED	$.47	$.34	$.84	$.63
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	28,465	28,081	28,413	27,987
DILUTED	29,723	29,440	29,625	29,246

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2002	2001

Assets
CURRENT ASSETS:
Cash and cash equivalents	$29,495	$31,834
Accounts receivable (including receivables from unconsolidated affiliates of $11,459 and $6,635) — net of allowance for doubtful accounts of $1,960 and $1,719, respectively	84,650	74,630
Inventories	68,859	62,815
Prepaid expenses and other current assets	5,411	981
Deferred income taxes	3,225	3,225

Total current assets	191,640	173,485
PROPERTY, PLANT, AND EQUIPMENT:
Land and buildings	51,869	49,922
Machinery and equipment	67,224	64,650
Leasehold improvements	10,690	7,242
Construction in progress	1,842	6,278

Total	131,625	128,092
Less accumulated depreciation and amortization	(63,761)	(63,989)

Property, plant, and equipment — net	67,864	64,103
SALES-TYPE AND OPERATING LEASES — net	65,924	56,570
DEFERRED INCOME TAXES	1,111	1,111
INVESTMENTS IN AFFILIATED COMPANIES	21,349	17,242
GOODWILL — Net of accumulated amortization of $11,852	13,329	13,256

TOTAL ASSETS	$361,217	$325,767

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$20,642	$17,014
Accounts payable	13,180	22,173
Accrued liabilities	20,741	13,267
Income taxes payable	6,463	3,336

Total current liabilities	61,026	55,790
MINORITY INTEREST	2,953	3,073
SHAREHOLDERS’ EQUITY:
Common Stock—no par value, authorized 60,000,000 shares; outstanding 28,535,610 shares and 28,343,170 shares, respectively	58,032	55,068
Retained earnings	262,201	240,748
Accumulated other comprehensive loss	(22,995)	(28,912

Total shareholders’ equity	297,238	266,904

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$361,217	$325,767

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,857	$18,561
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,715	12,386
Equity in undistributed income of unconsolidated affiliates	(1,830)	(1,601)
Changes in operating assets and liabilities:
Accounts receivable	(10,764)	(15,538)
Inventories	(4,788)	(1,220)
Prepaid expenses and other current assets	(1,971)	(348)
Accounts payable	(10,560)	4,119
Accrued liabilities	6,416	(2,046)
Income taxes payable	2,744	2,637

Net cash flows from operating activities	16,819	16,950

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(5,412)	(15,517)
Sales-type and operating leases	(15,343)	(10,081)
Investment in affiliated companies	(946)	(851)

Net cash flows used for investing activities	(21,701)	(26,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing (repayment) of notes payable— net	1,581	(288)
Proceeds from exercise of stock options	2,964	4,595
Cash dividends paid	(3,404)	(3,352)

Net cash flows from financing activities	1,141	955

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,402	439

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,339)	(8,105)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,834	26,395

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,495	$18,290

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The information for the three and six-month periods ended June 30, 2002 and 2001 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

The accompanying December 31, 2001 balance sheet contains a reclassification of amounts included in the Company’s 2001 Annual Report on Form 10-K to conform to the June 30, 2002 presentation. Current liabilities at December 31, 2001 totaled $55,790,000 in the accompanying December 31, 2001 balance sheet, compared with $58,863,000 reported in the Annual Report on Form 10-K, reflecting a $3,073,000 reclassification of minority interest to a separate financial statement line item.

Note 2 — Inventories

Inventories by major categories are summarized as follows:

(Dollars in Thousands)

	June 30,	December 31,
	2002	2001

Raw materials	$33,191	$27,884
Work in process	25,785	23,611
Finished goods	9,883	11,320

Total	$68,859	$62,815

Note 3 — Comprehensive Income

Comprehensive income is summarized as follows:

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$14,050	$10,009	$24,857	$18,561
Foreign currency translation adjustment	7,774	(871)	5,917	(5,353)

Comprehensive income	$21,824	$9,138	$30,774	$13,208

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Note 4 — Segment and Product Line Information

The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment, as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufactures its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors, including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxemborg, Finland, Norway, France, Australia, New Zealand, China, Brazil, Uruguay, Bolivia, Venezuela, Costa Rica, Panama, Sweden, Latvia, Lithuania, Estonia, and Denmark.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

(Dollars in Thousands)
Sales:
IMMULITE (includes service)	$71,758	$59,582	$134,149	$113,441
Radioimmunoassay (“RIA”)	7,903	8,581	15,767	17,218
Other (Includes DPC and non-DPC products)	4,951	4,635	9,423	9,936

	$84,612	$72,798	$159,339	$140,595

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

		Euro/DPC	DPC	DPC
		Limited	Biermann	DPC Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total

(Dollars in Thousands)
Three Months Ended June 30, 2002
Sales	$60,966	$11,775	$10,159	$8,833	$18,832	$(25,953)	$84,612
Net income (loss)	8,873	2,660	453	(71)	2,009	126	14,050
Three Months Ended June 30, 2001
Sales	$54,396	$8,831	$7,961	$7,768	$14,367	$(20,525)	$72,798
Net income (loss)	7,420	1,411	150	330	1,198	(500)	10,009

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total

(Dollars in Thousands)
Six Months Ended June 30, 2002
Sales	$116,007	$21,540	$19,229	$16,235	$34,501	$(48,173)	$159,339
Net income (loss)	16,571	4,411	454	323	3,145	(47)	24,857
Six Months Ended June 30, 2001
Sales	$103,898	$17,605	$16,536	$14,700	$27,914	$(40,058)	$140,595
Net income (loss)	13,901	2,757	438	613	2,052	(1,200)	18,561

		Euro/DPC	DPC	DPC
		Limited	Biermann	DPC Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total

(Dollars in Thousands)
Total Assets
June 30, 2002	$382,526	$41,077	$47,255	$21,769	$71,445	$(202,855)	$361,217
December 31, 2001	349,158	38,003	38,860	23,036	57,912	(181,202)	325,767

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

In connection with the adoption of SFAS No. 141, the Company evaluated its intangibles including goodwill and determined that reclassification of such balances was not necessary. Accordingly, the Company’s intangibles consist solely of goodwill generated in connection with the purchase of certain of its affiliates. Effective January 1, 2002, the Company adopted SFAS No. 142. Accordingly, amortization of goodwill ceased, effective January 1, 2002, and would have been $270,000 in the second quarter and $530,000 in the first six months of 2002 had the non-amortization provisions of SFAS No. 142 not been adopted. Pro forma net income for the three-month period ended June 30, 2001, had the non-amortization provisions of SFAS No. 142 been applied to that period, would have been $10,197,000, an increase of $188,000 on an after-tax basis, or $.35 per diluted share versus the $10,009,000 or $.34 per diluted share actually reported. Pro forma net income for the six-month period ended June 30, 2001 would have been $18,930,000, an increase of $369,000 on an after-tax basis, or $.65 per diluted share versus the $18,561,000 or $.63 per diluted share actually reported. As required under SFAS No. 142, the Company has completed the required transitional impairment testing and does not believe impairment of its goodwill is necessary.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds or amends, effective immediately, several other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

The Company does not believe that SFAS Nos. 145 and 146 will have a material impact to its consolidated financial position or results or operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for the historical information contained herein, this report and the following discussion in particular contain forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” and similar expressions), which are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include:

•	the Company’s ability to successfully market new and existing products;

•	the Company’s ability to keep abreast of technological innovations and successfully incorporate them into new products;

•	the Company’s current dependence on sole suppliers for key chemical components in the IMMULITE assays;

•	the risks inherent in the development and release of new products, such as delays, unforeseen costs, technical difficulties, and regulatory approvals;

•	competitive pressures, including technological advances and patents obtained by competitors;

•	currency risks based on the relative strength or weakness of the U.S. dollar;

•	domestic and foreign governmental health care regulation and cost containment measures; and

•	political and economic instability in certain foreign markets.

Results of Operations

IMMULITE products, particularly the IMMULITE 2000, continue to drive the Company’s performance. The Company’s sales increased 16% in the second quarter of 2002 to $84.6 million compared to sales of $72.8 million in the second quarter of 2001. Sales increased 13% in the first six months of 2002 to $159.3 million from $140.6 million in the first six months of 2001. Sales of all IMMULITE products (instruments and reagents) in the second quarter of 2002 were $71.8 million, a 20% increase over the second quarter of 2001. Sales of IMMULITE products represented 85% of second quarter 2002 sales, compared to 82% of second quarter 2001 sales. Sales of all IMMULITE products in the first six months of 2002 were $134.1 million, an 18% increase over the first six months of 2001. IMMULITE products represented 84% of sales in the first six months of 2002 versus 81% in 2001.

IMMULITE reagents represented $58.6 million of 2002 second quarter sales, a 30% increase over 2001 and $109.5 million in the first six months of 2002, a 25% increase over 2001. Sales of IMMULITE systems (including service revenue and parts) were $13.2 million, down 10% from the second quarter of 2001 and $24.7 million in the first six months of 2002, a 5% decrease from 2001, reflecting an increase in the number of instruments which were placed under operating leases or rented rather than sold. The Company shipped to affiliated distributors and third party customers a total of 315 IMMULITE systems during the 2002 second quarter, including 183 IMMULITE 2000 systems and 132 IMMULITE One systems, compared to 312 instruments in the same quarter of 2001 including 189 IMMULITE 2000 systems and 123 IMMULITE One systems. The total base of IMMULITE systems shipped grew to 7,630, including 2,104 IMMULITE 2000 systems.

Sales of the Company’s mature RIA products declined approximately 8% in both the second quarter and in the first six months of 2002, representing 9% of total sales in the second quarter and 10% in the first six months of 2002 compared to 12% of sales in the second quarter and the first six months of 2001. The sales decline in this product line is expected to continue. Sales of other DPC products, including allergy reagents, increased by 4% over the second quarter of 2001 and decreased by 9% in the first six months to 4% of 2002 second quarter sales, the same as the second quarter in 2001, and 4% of sales in the first six months of 2002, down from 5% in the first six months of 2001. Sales of non-DPC products, sold through its consolidated international affiliates, increased 13% in the second quarter of 2002 to $1.7 million and increased 12% in the first six months of 2002 to $3.5 million.

Due to the significance of foreign sales (73% of total sales in the second quarter and in the first six months of 2002), particularly in Europe and South America, the Company is subject to currency risks based on the relative strength or weakness of the U.S. Dollar. In periods when the U.S. Dollar is weakening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of higher sales and net income.

In the second quarter of 2002, the effect of currency fluctuations, principally the strong Euro, net of the weak Brazilian Real, had a 1.7% positive impact on sales. In the first six months of 2002, the effect of currency fluctuations principally the weak Real, net of the strong Euro, had a 0.7% negative impact on sales. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. Dollar is strong. The Brazilian Real in particular has historically been very volatile relative to the Dollar. From December 31, 2001 until June 30, 2002 it had devalued by approximately 22%. As previously mentioned, this reduces the Company’s consolidated revenues and decreases its gross margins as its Brazilian subsidiary purchases goods in U.S. Dollars. Additionally, the Brazilian subsidiary experienced a $1.0 million foreign currency transaction loss in the second quarter of 2002. It is not possible to anticipate what will happen to the Real relative to the U.S. Dollar in the future; however, if it strengthens or weakens it will continue to effect the Company.

In the second quarter of 2002, domestic sales grew at 16%, representing 27% of total sales. In the first six months of 2001, domestic sales grew 15%, remaining at 27% of total sales.

Gross profit as a percentage of sales increased from 57.1% in the second quarter 2001 to 57.8% in the second quarter 2002 and from 57.2% in the first six months of 2001 to 58.4% in the first six months of 2002. These increases were due in part to a shift from lower margin equipment sales and rentals to higher margin reagent sales, as a percentage of sales in 2002 versus 2001, and manufacturing efficiencies on higher levels of production.

The Company believes that because it sells to its affiliates in dollars, a strengthening dollar as well as potential increases in product sales through distribution agreements in the United States could put pressure on gross margins in the future. In addition, gross margins may also be affected by product mix (instruments vs. reagents) and customer mix (domestic vs. foreign distributor).

Selling expense increased in absolute dollars in both the second quarter and the first six months of 2002 but fell as a percentage of sales in both periods compared to 2001. Research and development expenses increased in absolute dollars in the second quarter and first six months of 2002 relative to the second quarter and first six months of 2001 and remained at 11% of sales in the second quarter of 2002 while falling to 11% of sales from 12% in the first six months of 2001. General and administrative expenses increased in the second quarter and the first six months of 2002 by 21% and 11%, respectively, to 9% of sales in the second quarter and the first six months of 2002 due in part to increases in costs related to upgraded computer systems and additional costs incurred in operating the new expanded manufacturing facilities in New Jersey.

Increased equity in income of affiliates represents the Company’s share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased to $1.1 million in the second quarter of 2002 from $.7 million in the second quarter of 2001. In the first six months of 2002, this amount increased to $1.8 million from $1.6 million for the comparable period in 2001.

Interest/other income (expense)-net includes interest income, interest expense, and foreign exchange transaction losses and gains. In the second quarter of 2002, the Company had other income of $610,000 versus expense of $613,000 in 2001. In the first six months of 2002, the Company had other income of $431,000 versus expense of $700,000 in the same period of 2001. The second quarter of 2002 included a $769,000 foreign currency transaction gain versus a $587,000 foreign currency loss in 2001. The first six months of 2002 included a foreign currency transaction gain of $687,000 versus a loss of $1.0 million in 2001. Additionally, interest expense in the first six months was $163,000 in 2002 versus income of $241,000 in 2001.

The Company’s effective tax rate includes Federal, state, and foreign taxes. The Company’s tax rate increased to 31.0% in the second quarter and the first six months of 2002 from 30.4% in the second quarter and the first six months of 2001.

Net income increased 40% to $14.1 million in the second quarter of 2002 or $.47 per diluted share from $10.0 million or $.34 per diluted share in the second quarter of 2001. Net income increased 34% in the first six months of 2002 to $24.9 million or $.84 per diluted share from $18.6 million or $.63 per diluted share in 2001.

Liquidity and Capital Resources

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. The Company’s principal source of liquidity is net cash flow from operating activities which was $16.8 million in the first six months of 2002 and $17.0 million in the first six months of 2001. Additions to property, plant, and equipment in the first six months of 2002 were $5.4 million, principally the result of the Company’s implementation of new computer systems, compared to $15.5 million in the first six months of 2001 which related primarily to the Company’s facility in New Jersey. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases was $15.3 million in the first six months of 2002 compared to $10.1 million in the first six months of 2001. These leases have periods ranging from three to five years. The Company increased borrowings by $1.6 million in the first six months of 2002 and decreased borrowings by $0.3 million in the first six months of 2001.

The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.”

The Company continues to upgrade its computer systems. Expenditures for this activity are anticipated to be less than $2 million for the remainder of 2002, and has no other material commitments for capital expenditures in 2002.

The Company has a $20 million domestic unsecured line of credit under which there were no borrowings outstanding at June 30, 2002 or December 31, 2001. The Company had other notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in their local currency, some of which are guaranteed by the Company) of $20.6 million at June 30, 2002, compared to $17.0 million at December 31, 2001. The Company received $3.0 million from the exercise of stock options in the first six months of 2002 versus $4.6 million in the first six months of 2001. The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

Critical Accounting Policies

Management’s beliefs regarding significant accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Euro Conversion

The Company has significant sales to European countries (the “participating countries”), which converted to a common legal currency (the “Euro”) on January 1, 2002. The conversion to the Euro has eliminated currency exchange risk among the participating countries.

The Company sells its products in the participating countries through affiliated and non-affiliated distributors that determine sales prices in their respective territories. The use of a single currency in the participating countries may ultimately affect this variable pricing in the various European markets because of price transparency. Nevertheless, other market factors such as local taxes, customer preferences, and product assortment may reduce the need for price equalization.

The Company has significant sales in Europe and is continuing to evaluate the business implications of the conversion to the Euro, but at this time the Company does not expect the Euro conversion to have a material impact on its business. The Company has converted or upgraded certain of its European subsidiaries to a similar computer software system that will allow them to operate in the European currency environment and to create a central repository for all European information.

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

In connection with the adoption of SFAS No. 141, the Company evaluated its intangibles, including goodwill, and determined that reclassification of such balances was not necessary. Accordingly, the Company’s intangibles consist solely of goodwill generated in connection with the purchase of certain of its affiliates. Effective January 1, 2002, the Company adopted SFAS No. 142. Accordingly, amortization of goodwill ceased, effective January 1, 2002, and would have been $270,000 in the second quarter and $530,000 in the first six months of 2002 had the non-amortization provisions of SFAS No. 142 not been adopted. Pro forma net income for the three-month period ended June 30, 2001, had the non-amortization provisions of SFAS No. 142 been applied to that period, would have been $10,197,000, an increase of $188,000 on an after-tax basis, or $.35 per diluted share versus the $10,009,000 or $.34 per diluted share actually reported. Pro forma net income for the six-month period ended June 30, 2001 would have been $18,930,000, an increase of $369,000 on an after-tax basis, or $.65 per diluted share versus the $18,561,000 or $.63 per diluted share actually reported. As required under SFAS No. 142, the Company has completed the required transitional impairment testing and does not believe impairment of its goodwill is necessary.

During the third quarter of 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” These new standards clarify and supersede existing guidance for the reporting and accounting for asset impairments and asset retirements. SFAS No. 143 will be effective for the Company beginning January 1, 2003. The Company does not believe that the impact of SFAS No. 143 will be material to the Company’s consolidated financial statements or results of operations. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds or amends, effective immediately, several other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

The Company does not believe that SFAS Nos. 145 and 146 will have a material impact to its consolidated financial position or results or operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter and six months ended June 30, 2002, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following persons were elected directors of the Company at the Annual Meeting of Shareholders held on May 7, 2002:

	Votes Cast

Name	For	Withheld

Sidney A. Aroesty	21,149,978	5,321,718
Frederick Frank	24,604,578	1,867,118
Maxwell H. Salter	24,658,329	1,813,367
James D. Watson	24,666,243	1,805,453
Ira Ziering	21,372,471	5,099,225
Michael Ziering	21,099,172	5,372,524

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

99.1	Officers Certification

(b)  Forms 8-K — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	August 12, 2002

/s/ James L. Brill James L. Brill	Vice President-Finance (Principal Financial and Accounting Officer)	August 12, 2002