Form 10-Q
period 2002-09-30
DIAGNOSTIC PRODUCTS CORP
filed 2002-11-14
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

[YES ✓ ]     [NO  ]

The number of shares of Common Stock, no par value, outstanding as of September 30, 2002, was 28,546,259.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In Thousands, except per share data)	2002	2001	2002	2001

SALES:
Non-Affiliated Customers	$72,251	$62,072	$215,967	$188,435
Unconsolidated Affiliates	7,185	5,794	22,808	20,026

Total Sales	79,436	67,866	238,775	208,461
COST OF SALES	34,229	28,849	100,590	89,061

Gross Profit	45,207	39,017	138,185	119,400

OPERATING EXPENSES:
Selling	13,189	12,352	39,950	37,188
Research and Development	9,326	7,786	27,355	24,073
General and Administrative	7,240	6,270	21,457	19,068
Equity in Income of Affiliates	(604)	(626)	(2,434)	(2,227)

OPERATING EXPENSES — NET	29,151	25,782	86,328	78,102

OPERATING INCOME	16,056	13,235	51,857	41,298
Interest/Other Income (Expense) — Net	(2,352)	238	(1,922)	(462)

INCOME BEFORE TAXES AND MINORITY INTEREST	13,704	13,473	49,935	40,836
PROVISION FOR INCOME TAXES	4,248	4,176	15,480	12,495
MINORITY INTEREST	(450)	166	(308)	649

NET INCOME	$9,906	$9,131	$34,763	$27,692

EARNINGS PER SHARE:
BASIC	$.35	$.32	$1.22	$.99
DILUTED	$.34	$.31	$1.17	$.94
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	28,540	28,221	28,456	28,064
DILUTED	29,506	29,601	29,619	29,364

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(Dollars in Thousands)	2002	2001

Assets
CURRENT ASSETS:
Cash and cash equivalents	$42,967	$31,834
Accounts receivable (including receivables from unconsolidated affiliates of $9,941 and $6,635) — net of allowance for doubtful accounts of $2,076 and $1,719, respectively	77,255	74,630
Inventories	73,365	62,815
Prepaid expenses and other current assets	4,289	981
Deferred income taxes	3,225	3,225

Total current assets	201,101	173,485
PROPERTY, PLANT, AND EQUIPMENT:
Land and buildings	52,568	49,922
Machinery and equipment	68,138	64,650
Leasehold improvements	10,711	7,242
Construction in progress	2,461	6,278

Total	133,878	128,092
Less accumulated depreciation and amortization	(65,857)	(63,989)

Property, plant, and equipment — net	68,021	64,103
SALES-TYPE AND OPERATING LEASES — net	62,630	56,570
DEFERRED INCOME TAXES	1,111	1,111
INVESTMENTS IN AFFILIATED COMPANIES	21,026	17,242
GOODWILL — Net of accumulated amortization of $11,879 and $11,852, respectively	13,294	13,256

TOTAL ASSETS	$367,183	$325,767

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$17,730	$17,014
Accounts payable	17,321	22,173
Accrued liabilities	22,809	13,267
Income taxes payable	4,308	3,336

Total current liabilities	62,168	55,790
MINORITY INTEREST	2,633	3,073
SHAREHOLDERS’ EQUITY:
Common Stock — no par value, authorized 60,000,000 shares; outstanding 28,546,259 shares and 28,343,170 shares, respectively	58,248	55,068
Retained earnings	270,395	240,748
Accumulated other comprehensive loss	(26,261)	(28,912)

Total shareholders’ equity	302,382	266,904

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$367,183	$325,767

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,

(Dollars in Thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,763	$27,692
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,413	19,779
Equity in undistributed income of unconsolidated affiliates	(2,434)	(2,227)
Changes in operating assets and liabilities:
Accounts receivable	(6,001)	(10,134)
Inventories	(9,852)	(4,675)
Prepaid expenses and other current assets	(1,860)	(356)
Accounts payable	(4,816)	6,839
Accrued liabilities	10,207	(184)
Income taxes payable	836	6,605

Net cash flows from operating activities	42,256	43,339

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(8,095)	(16,923)
Sales-type and operating leases	(21,628)	(24,451)
Investment in affiliated companies	(1,373)	(1,231)

Net cash flows used for investing activities	(31,096)	(42,605)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayments of notes payable — net	(1,034)	(64)
Proceeds from exercise of stock options	3,180	5,621
Cash dividends paid	(5,116)	(5,048)

Net cash flows from financing activities	(2,970)	509

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,943	(773)

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,133	470
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,834	26,395

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,967	$26,865

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The information for the three and nine-month periods ended September 30, 2002 and 2001 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

The accompanying December 31, 2001 balance sheet contains a reclassification of amounts included in the Company’s 2001 Annual Report on Form 10-K to conform to the September 30, 2002 presentation. Current liabilities at December 31, 2001 totaled $55,790,000 in the accompanying December 31, 2001 balance sheet, compared with $58,863,000 reported in the Annual Report on Form 10-K, reflecting a $3,073,000 reclassification of minority interest to a separate financial statement line item.

Note 2 — Inventories

Inventories by major categories are summarized as follows:

	September 30,	December 31,
(Dollars in Thousands)	2002	2001

Raw materials	$33,102	$27,884
Work in process	29,633	23,611
Finished goods	10,630	11,320

Total	$73,365	$62,815

Note 3 — Comprehensive Income

Comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Thousands)	2002	2001	2002	2001

Net income	$9,906	$9,131	$34,763	$27,692
Foreign currency translation adjustment	(3,266)	1,502	2,651	(3,851)

Comprehensive income	$6,640	$10,633	$37,414	$23,841

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Note 4 — Segment and Product Line Information

The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment, as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufactures its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors, including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Slovenia, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Australia, New Zealand, China, Brazil, Uruguay, Bolivia, Venezuela, Costa Rica, Panama, Sweden, Latvia, Lithuania, Estonia, and Denmark.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in Thousands)	2002	2001	2002	2001

Sales:
IMMULITE (includes service)	$68,127	$54,767	$202,276	$168,209
Radioimmunoassay (“RIA”)	7,276	8,676	23,043	25,895
Other (Includes DPC and non-DPC products)	4,033	4,423	13,456	14,357

	$79,436	$67,866	$238,775	$208,461

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

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total

Three Months Ended September 30, 2002
Sales	$53,537	$11,155	$10,259	$7,054	$16,918	$(19,487)	$79,436
Net income (loss)	7,704	2,264	34	(1,022)	439	487	9,906

Three Months Ended September 30, 2001
Sales	$51,088	$9,753	$7,919	$7,294	$13,517	$(21,705)	$67,866
Net income (loss)	4,837	1,620	139	211	2,924	(600)	9,131

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total

Nine Months Ended September 30, 2002
Sales	$169,544	$32,695	$29,488	$23,289	$51,419	$(67,660)	$238,775
Net income (loss)	24,275	6,675	488	(699)	3,584	440	34,763

Nine Months Ended September 30, 2001
Sales	$154,986	$27,359	$24,455	$21,994	$41,430	$(61,763)	$208,461
Net income (loss)	14,384	4,377	577	824	9,330	(1,800)	27,692

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total

Total Assets
June 30, 2002	$397,862	$40,970	$45,878	$21,549	$67,903	$(204,533)	$369,629
December 31, 2001	349,158	38,003	38,860	23,036	57,912	(181,202)	325,767

*	DPC Biermann includes the Company’s operations in Germany, the Czech Republic, Slovenia, and Poland. DPC Medlab includes the Company’s operations in Brazil, Uruguay, Venezuela, Costa Rica, and Panama.

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

In connection with the adoption of SFAS No. 141, the Company evaluated its intangibles including goodwill and determined that reclassification of such balances was not necessary. Accordingly, the Company’s intangibles consist solely of goodwill generated in connection with the purchase of certain of its affiliates. Effective January 1, 2002, the Company adopted SFAS No. 142. Accordingly, amortization of goodwill ceased, effective January 1, 2002, and would have been $270,000 in the third quarter and $800,000 in the first nine months of 2002 had the non-amortization provisions of SFAS No. 142 not been adopted. Pro forma net income for the three-month period ended September 30, 2001, had the non-amortization provisions of SFAS No. 142 been applied to that period, would have been $9,333,000, an increase of $202,000 on an after-tax basis, or $.32 per diluted share versus the $9,131,000 or $.31 per diluted share actually reported. Pro forma net income for the nine-month period ended September 30, 2001 would have been $28,268,000, an increase of $576,000 on an after-tax basis, or $.96 per diluted share versus the $27,692,000 or $.94 per diluted share actually reported. As required under SFAS No. 142, the Company has completed the required transitional impairment testing and does not believe impairment of its goodwill is necessary.

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

Results of Operations

The Company’s sales increased 17.0% in the third quarter ended September 30, 2002 to $79.4 million compared to sales of $67.9 million in the third quarter of 2001. Sales increased 14.5 % to $238.8 million in the first nine months of 2002 from $208.5 million in the first nine months of 2001. Sales of all IMMULITE products (instruments, parts, service, and reagents) in the three and nine months ended September 30, 2002 were $68.1 million and $202.3 million, increases of 24.4% and 20.3% over the corresponding periods of 2001. Sales of IMMULITE PRODUCTS represented 84.7% of sales in the first nine months of 2002, compared to 80.7% of sales in the first nine months of 2001.

IMMULITE reagents represented $55.5 million of 2002 third quarter sales, a 22.5% increase over the third quarter of 2001 and $165.0 million of sales in the first nine months of 2001, a 24.3% increase over the first nine months of 2001. Sales of IMMULITE systems (including service revenue and parts) were $12.6 million in the 2002 third quarter, up 33.3% from the third quarter of 2001. Instrument sales were $9.8 million or 12.4% of sales in the third quarter of 2002 versus $7.8 million or 11.5% of sales in 2001. As instruments are sold at a lower gross margin than reagents this shift negatively impacted gross margins in 2002. In the first nine months of 2002, sales of IMMULITE systems (including service revenue and parts) increased 5.1% to $37.3 million compared to the first nine months of 2001. The Company shipped a total of 259 IMMULITE systems during the third quarter of 2002, including 141 IMMULITE 2000 systems and 118 IMMULITE One systems. The total base of IMMULITE systems shipped grew to almost 7,900 including over 2,200 of the IMMULITE 2000 systems. The number of instruments shipped is important as the Company’s instruments can only use the Company’s reagents and thus provide an ongoing revenue stream.

Sales of the Company’s mature RIA products decreased approximately 16.1% in the third quarter of 2002 to $7.3 million from $8.7 million in 2001. In the first nine months of 2002, RIA declined 11.0% from $25.9 million in 2001. Sales of other DPC products, including allergy reagents, represented approximately 3% of sales in each of the three and nine month periods ended September 30, 2002. Sales of non-DPC products represented 2% of sales in the three and nine month periods ending September 30, 2002.

In the third quarter of 2002, domestic sales grew at 17.3%, to 28.0% of total sales, while foreign sales grew at 17.0%. In the first nine months of 2002, domestic sales grew at 15.5% to 27.6% of total sales, while international sales grew at 14.2%. The growth in domestic sales reflects continued penetration of large laboratory accounts and group purchasing organizations and the growth of a distributor of the Company’s products in the physician’s office laboratory market.

Due to the significance of foreign sales (72% of total sales), in particular in Europe and South America, the Company is subject to currency risks based on the relative strength or weakness of the U.S. Dollar. In periods when the U.S. Dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. Had the value of the U.S. dollar relative to other currencies remained constant with the third quarter of 2001, sales for the three month period of 2002 would have increased 0.6% less over the 2001 period. Over the nine-month period of 2002 sales would have increased an additional 1.2% when compared to the same period of 2001. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong. During the three and nine-month period, the U.S. Dollar weakened relative to the Euro but strengthened significantly relative to the Brazilian Real.

Gross profit as a percentage of sales decreased to 56.9% in the third quarter 2002 from 57.5% in the third quarter of 2001 and increased to 57.9% in the first nine months of 2002 from 57.3% in the first nine months of 2001. The decrease in gross margin in the third quarter of 2002 was due in part to the significant decline in the Brazilian Real relative to the U.S. Dollar causing the cost of goods sold in Brazil to increase, an increase in instrument sales as a percent of total sales and an increase in the number of instruments rented or placed in customer locations by unconsolidated affiliates. The increase in gross margin in the first nine months of 2002 was in part related to the increase in reagent sales as a percent of total sales.

The Company believes that because it sells to its affiliates in dollars, a strengthening dollar as well as potential increases in product sales through distribution agreements in the United States could put pressure on gross margins in the future.

Selling expense increased in absolute terms in the third quarter and first nine months of 2002 as a result of the higher level of sales, however it fell as a percent of sales in both periods. Research and development expenses increased in absolute dollars in the third quarter and the first nine months of 2002 relative to the third quarter and the first nine months of 2001, and increased as a percentage of sales in the third quarter to 11.7% but fell slightly in the nine month period of 2002 to 11.5%. The increase in expense reflects the increased number of ongoing research and development projects. General and administrative expenses increased in the third quarter and in the first nine months of 2002, but decreased as a percent of sales to 9.1% in the third quarter and 9.0% in the nine month period. It is expected that general and administrative expenses will exceed historical levels in the future.

Equity in income of affiliates represents the Company’s share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount decreased to $604,000 in the third quarter of 2002 from $626,000 in the third quarter of 2001. In the first nine months of 2002, this amount increased to $2.4 million from $2.2 million for the comparable period in 2001.

Interest/other income (expense) — net includes interest income, interest expense, and foreign exchange transaction losses and gains. In the third quarter of 2002, the Company had other expenses of $2.4 million versus income of $238,000 in 2001. In the first nine months of 2002, the Company had other expenses of $1.9 million versus expenses of $462,000 in the same period of 2001. The third quarter of 2002 included a $2.1 million foreign currency transaction loss versus a $146,000 foreign currency gain in 2001. The first nine months of 2002 contained a foreign currency transaction loss of $1.5 million versus a loss of $862,000 in the first nine months of 2001.

The Company’s effective tax rate includes Federal, state, and foreign taxes. The Company’s tax rate remained at 31.0% in the third quarter of 2002, the same as the third quarter of 2001. The rate increased to 31.0% in the first nine months of 2002, from 30.6% in the same period in 2001.

Minority interest is the 44% minority owner’s interest in the earnings or losses of the Company’s consolidated Brazilian affiliate. This was a $450,000 income item (allocation of losses) in the third quarter of 2002 due to losses in the Brazilian affiliate related to the decline in the Real relative to the dollar, versus an expense item (allocation of income) of $166,000 in the third quarter of 2001 when the Brazilian affiliate was profitable.

Net income increased 8.5% to $9.9 million in the third quarter of 2002 or $.34 per diluted share from $9.1 million or $.31 per diluted share in the third quarter of 2001. Net income increased 26% in the first nine months of 2002 to $34.8 million or $ 1.17 per diluted share from $27.7 million or $.94 per diluted share in 2001.

Liquidity and Capital Resources

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. The Company’s principal source of liquidity is net cash flow from operating activities which was $42.2 million in the first nine months of 2002 and $43.3 million in the first nine months of 2001. Additions to property, plant, and equipment in the first nine months of 2002 were $8.1 million, principally the result of the Company’s new computer systems in Los Angeles and Europe. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases was $21.6 million in the first nine months of 2002 compared to $24.4 million in the first nine months of 2001. These leases have periods ranging from three to five years. The Company decreased borrowings by $1.0 million in the first nine months of 2002 and by $64,000 in the first nine months of 2001. The Company is considering the acquisition of additional real property in Los Angeles to accommodate its future expansion.

The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.”

The Company continues to upgrade its computer systems. Expenditures for this activity are anticipated to be less than $1 million for the remainder of 2002, and it has no other material commitments for capital expenditures in 2002.

The Company has a $20 million domestic unsecured line of credit under which there were no borrowings outstanding at September 30, 2002 or December 31, 2001. The Company had other notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in their local currency, some of which are guaranteed by the Company) of $17.7 million at September 30, 2002, compared to $17.0 million at December 31, 2001. The Company received $3.2 million from the exercise of stock options in the first nine months of 2002 versus $5.6 million in the first nine months of 2001. The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

Critical Accounting Policies

Management’s beliefs regarding significant accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Contractual Obligations and Commitments

On April 1, 2002, the Company amended its lease relating to 116,000 square feet of its Los Angeles facility. The original lease expires on December 31, 2002. The amendment extends the term of the lease for two years through December 31, 2004 and increases the rent to approximately $.75 from $.70 per square foot, for a total annual rent of $1,035,000. The Company also has the option to extend the term for two years at $.79 per square foot. The lease is with a partnership comprised of Michael Ziering, CEO and director, and Ira Ziering, VP and director, Marilyn Ziering, VP, and other children of Mrs. Ziering who are shareholders of the Company. The rent was determined on the basis of an independent appraisal, and the terms of the lease amendment were approved unanimously by the non-interested members of the board of directors. The Company decided not to sign a long-term lease for this facility so that it will have the flexibility to consider all options to meets its future space requirements.

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

In connection with the adoption of SFAS No. 141, the Company evaluated its intangibles including goodwill and determined that reclassification of such balances was not necessary. Accordingly, the Company’s intangibles consist solely of goodwill generated in connection with the purchase of certain of its affiliates. Effective January 1, 2002, the Company adopted SFAS No. 142. Accordingly, amortization of goodwill ceased, effective January 1, 2002, and would have been $270,000 in the third quarter and $800,000 in the first nine months of 2002 had the non-amortization provisions of SFAS No. 142 not been adopted. Pro forma net income for the three-month period ended September 30, 2001, had the non-amortization provisions of SFAS No. 142 been applied to that period, would have been $9,333,000, an increase of $202,000 on an after-tax basis, or $.32 per diluted share versus the $9,131,000 or $.31 per diluted share actually reported. Pro forma net income for the nine-month period ended September 30, 2001 would have been $28,268,000, an increase of $576,000 on an after-tax basis, or $.96 per diluted share versus the $27,692,000 or $.94 per diluted share actually reported. As required under SFAS No. 142, the Company has completed the required transitional impairment testing and does not believe impairment of its goodwill is necessary.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter and nine months ended September 30, 2002, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. Since the date of such evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A)	Exhibits

99.1	Officers Certification

B)	Forms 8-K — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	November 13, 2002

/s/ James L. Brill James L. Brill	Vice President-Finance (Principal Financial and Accounting Officer)	November 13, 2002

CERTIFICATION

I, Michael Ziering, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Diagnostic Products Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Michael Ziering

Michael Ziering, Chief Executive Officer

CERTIFICATION

I, James L. Brill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Diagnostic Products Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ James L. Brill

James L. Brill, Chief Financial Officer

EXHIBIT INDEX

99.1	Officer’s Certification