Form 10-K
period 2002-12-31
DIAGNOSTIC PRODUCTS CORP
filed 2003-03-28
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2002

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
Registrant’s telephone number: (310) 645-8200

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class Common Stock, no par value	on which registered New York Stock Exchange

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
     [ YES  ✓]    [NO  ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      [ YES  ✓]    [NO  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $827,477,000 as of June 30, 2002.

     The number of shares of Common Stock, no par value, outstanding as of March 6, 2003, was 28,623,309.

Documents Incorporated by Reference

Portions of the proxy statement for the 2003 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

     Diagnostic Products Corporation (“DPC’’ or the “Company’’) develops, manufactures, and markets immuno-diagnostic systems and immunochemistry kits, which are used throughout the world in hospital, reference and physicians’ office laboratories, as well as in veterinary, forensic, and research facilities.

     The test kits utilize state-of-the-art technology, derived from immunology and molecular biology, to obtain precise, rapid identification and measurement of medically significant chemical substances that are often present at infinitesimal concentrations. These include hormones, cytokines, vitamins, drugs, transport proteins, antibodies, and biochemical markers of viruses and other microorganisms.

     The main clinical applications of DPC’s immunoassays (test kits) relate to the diagnosis and management of thyroid, reproductive, and cardiac disorders; allergies, infectious diseases, anemia, diabetes, and certain types of cancer; bone metabolism disorders, and therapeutic drug administration. The testing is performed in vitro: that is, outside the body, in samples of blood, urine, or other bodily fluids and tissues.

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

     DPC makes available free of charge on its internet website (www.dpcweb.com) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as soon as reasonably practicable after filing with the SEC.

Automated Laboratory Systems

     A systems provider, DPC designs and manufactures laboratory instruments and software to automate the performance of immunodiagnostic assays, facilitating rapid, accurate results, while reducing labor and reagent costs.

     The Company has two principal immunoassay platforms. DPC’s IMMULITE 2000 addresses the needs of high-volume laboratories, while the IMMULITE serves lower volume facilities and niche markets. At the end of 2002, over 5,700 IMMULITE and over 2,300 IMMULITE 2000 systems had been shipped.

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

     In 2002, the Company ceased manufacturing the IMMULITE and began manufacturing the IMMULITE 1000. This system has essentially the same operational features and runs the same tests as the IMMULITE, but it utilizes updated operating software and is capable of performing certain dilutions on-board. In addition, it has a new exterior appearance. Going forward, the Company will refer to the IMMULITE 1000 as the IMMULITE.

     The IMMULITE 2000, DPC’s next generation system, was introduced in the third quarter of 1998. It has a throughput of up to 200 tests per hour, offering the medium- to high-volume laboratory increased efficiency in streamlining its testing workload. The IMMULITE 2000 can run for a full shift without having to replenish on-board supplies. This increased throughput allows DPC to participate in a higher volume segment of the market where the average reagent use per instrument exceeds that of the original IMMULITE. The IMMULITE 2000 includes advanced features such as primary tube sampling and a proprietary autodilution capability. The system can also be interfaced with robotic laboratory sample-handling systems and can be connected to the customer’s computer system for specification of the tests to be run on each sample, as well as for reporting and archiving results. Another innovative feature is its remote diagnostic capability that permits DPC’s service facility to access any IMMULITE

2000 worldwide for the purpose of diagnosing system problems. Enhancements introduced in September 2001 made it possible for laboratories to perform fully automated in vitro allergy testing.

     In 2002, as in the previous year, the growth of DPC’s business and the Company’s role as an IVD systems provider for high-volume facilities was driven primarily by ongoing demand for the IMMULITE 2000.

     In the first quarter of 2002, the Company obtained distribution rights from Medical Electronic Systems of Israel to a sperm analyzer that DPC will market under the name Spermalite SQA-V. The Spermalite is a stand-alone, benchtop high-performance analyzer that provides rapid reliable semen analysis in less than 75 seconds.

     In 2003, DPC expects to launch a major new instrument, the SMS (Sample Management System), that will provide additional flexibility to the IMMULITE 2000. The SMS will provide a bulk sample platform allowing as many as 220 samples to be loaded or unloaded at any one time. High-volume sample management improves workflow, flexibility, and productivity. The SMS will also eventually function as a universal robotic interface that can be linked to almost any of the workcell/automated systems available.

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

     The automated, non-isotopic product lines represent the core of DPC’s business. IMMULITE and IMMULITE 2000 assays, instruments, and service represented 78%, 81%, and 85% of sales in 2000, 2001, and 2002, respectively, a trend that is expected to continue. In fiscal year 2002, DPC’s RIAs accounted for 9% of sales, while microplate allergy and other non-IMMULITE products accounted for 5%. (For additional information concerning sales by product line over the last three fiscal years, see “Notes to Consolidated Financial Statements — Note 12.”)

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

     During 2002, DPC released eight new assays on the IMMULITE and fourteen new assays on the IMMULITE 2000. As of December 31, 2002, DPC had 100 IMMULITE assays available in the international market, with 74 FDA-cleared for sale in the US. In addition, 70 out of a total of 85 of the most important assays on the second generation IMMULITE 2000 have been released for sale in the US.

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

     Cancer — DPC has automated a large number of assays for “tumor markers” on the IMMULITE and IMMULITE 2000, more than any of our competitors. The Company has a number of unique offerings, including “third generation” assays capable of measuring the extremely low PSA concentrations encountered after radical prostatectomy. In partnership with Matritech, in 2002 DPC released the first automated assay for NMP22, a marker for bladder cancer.

     Infectious Diseases — Infectious disease testing is one of the fastest growing segments of the IVD market and one which has generally lagged behind in automation. DPC’s commitment in this area is reflected in its development of one of the broadest menus available on an automated platform; it includes some unique assays, e.g. for H. pylori, an organism responsible for stomach ulcers. In 2002, DPC received FDA approval for a total of 9 hepatitis B assays providing the most complete panel of automated assays available. In addition, the Company introduced assays for the Epstein-Barr virus and Chagas, further increasing its menu of infectious disease tests.

     Allergy — In vitro allergy testing, representing a worldwide market of approximately $200 million, has been dominated for the last 30 years by Pharmacia Corp. Traditionally, such testing has required special laboratory equipment and has been time- and labor-intensive, and somewhat error-prone due to the lack of full automation. With its patented liquid-allergen technology, DPC established itself as the second leading supplier of in vitro allergy test kits. In 2000, the Company introduced assays for selected allergy screening panels on the IMMULITE. Then, in September 2001, DPC introduced a broad spectrum of assays for individual allergens on the IMMULITE 2000, finally making it possible for laboratories to perform high-volume allergy testing along with other routine immunoassays on a fully automated system. The IMMULITE 2000 can provide tests for over 230 allergens, representing over 90% of allergy requests. DPC added 120 new allergens to the IMMULITE 2000 in 2002 and will continue to add assays in the future. As a complement to IMMULITE 2000 Allergy, DPC has developed a product line (AlaBLOT®) of confirmatory Western blotting assays.

     Inflammatory Conditions — Cytokines, often referred to as “hormones of the immune system,” represent potentially important disease markers, which are being actively investigated in major centers throughout the world. In Europe and elsewhere, assays for clinically relevant cytokines are already in routine use, e.g. for the management of bacterial sepsis (blood poisoning) in intensive care units. DPC is the only company to offer a significant menu of cytokine assays in an automated format. Moreover, DPC offers some novel tests, having obtained, for example, exclusive rights from XOMA Ltd. to market an automated immunoassay for LBP (Lipopolysaccharide Binding Protein), a marker of inflammation reflecting systemic exposure to gram-negative bacteria.

     Cardiovascular Disease — This is the leading cause of morbidity and mortality in developed nations and represents a $300 million worldwide market, which continues to show very strong annual growth. Both on the IMMULITE and the IMMULITE 2000, DPC now offers the most comprehensive cardiac menu available on a single platform. The three principal assays required on an emergency basis due to their role in diagnosing acute myocardial infarction (Troponin I, CK-MB, and Myoglobin) have been implemented on the IMMULITE with Turbo software, which reduces the assay time to 15 minutes, along with other tests needed in an emergency room or intra-operative setting (HCG, PTH). Additional assays on DPC’s automated systems, including High Sensitivity CRP and Homocysteine, put the Company in an excellent position to address all aspects of cardiac testing, from diagnosis and patient management to risk assessment.

Research and Development Activities

     The Company devotes substantial resources to research and development to update and improve its existing products, as well as to develop new products and technologies. In addition to developing and adding allergy testing capabilities to the IMMULITE 2000, the Company’s research and development activities include the development of the next generation IMMULITE system and new operating software for both the IMMULITE and the IMMULITE 2000. R&D capabilities in the United States include fully staffed departments in organic synthesis, biochemistry, antisera/hybridoma, protein chemistry, molecular biology, and infectious disease, method development, instrumentation, software, and technology development. During the years ended December 31, 2000, 2001, and 2002, the Company spent $26,464,000, $31,447,000, and $36,817,000, respectively, on research and development.

     The Company is engaged in an aggressive development program for new instrument systems, including the Sample Management System, a robotic sample-handling device that enhances the functionality of the IMMULITE 2000; the IMMULITE 2500 (IMMULITE 2000XT), which incorporates the Turbo function into the IMMULITE 2000; the IMMULITE 3000, a very-high-throughput immunoassay system incorporating several new technologies to deliver optimal assay performance; and the IMMULITE 1500, a scaled-down version of the IMMULITE 3000. In addition, the Company continues to work in the area of molecular diagnostics.

Manufacturing and Service

     The Company’s principal test kit manufacturing facility is located in Los Angeles, California. Approximately 30% of test kit production is conducted at the EURO/DPC facility in the United Kingdom. The Company’s European manufacturing facilities enable the Company to improve its competitiveness in the European Economic Area (EEA) by minimizing import duties and freight charges. Certain kits are also manufactured by DPC in China.

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

     DPC’s Los Angeles, New Jersey, and China facilities are International Standards Organization (ISO) 9001/9002 registered. Euro/DPC Limited, the Company’s wholly owned manufacturing subsidiary in Wales, was the first immunodiagnostics company in the world to be registered under British Standard (BS) 5750. EURO/DPC is also registered to ISO 9002 and the European EN 46002 standards.

     DPC provides technical support for all its products, including reagents, instruments, and software, via telephone and on-site service. In 2002 DPC introduced Real Time Service on the IMMULITE 2000 system. Real Time Service connects an installed IMMULITE instrument to DPC’s technical support department through a secure network connection to provide constant 24-hour monitoring and support. Should a particular system function begin to fail or degrade, an alert will be sent to a technical support representative.

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

     The Company’s products are sold on a worldwide basis through distributors in over 100 foreign countries. These distributors, including affiliated distributors, also sell other manufacturer’s products that are not directly competitive with the Company’s products. Foreign sales (including export sales, sales to non-consolidated foreign affiliates, and sales of consolidated subsidiaries) represented approximately 76% in 2000 and 72% in 2001 and 2002. Europe accounted for approximately 44% of total sales in 2000, 41% in 2001, and 40% in 2002. See Notes 5 and 12 of Notes to Consolidated Financial Statements for information regarding foreign operations.

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

     The Company’s foreign operations are subject to various risks, including exposure to currency fluctuations, political and economic instability, and trade restrictions. Because the Company’s consolidated foreign distributors’ sales are in the respective local currencies, the Company’s consolidated financial results are affected by foreign currency translation adjustments. In addition, the price competitiveness of the Company’s products abroad is impacted by the relative strength or weakness of the U.S. dollar. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of Notes to Consolidated Financial Statements.

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

     The Company purchases certain chemical compounds that are key components in the IMMULITE system from Lumigen, Inc. and Tropix, Inc., the sole suppliers of these chemical compounds, pursuant to agreements that terminate in 2005. Tropix also supplies the Company with certain other chemical compounds for use in veterinary kits. Upon termination of these supply agreements, the Company will be required to enter into new supply agreements or use alternate technologies. If obtainable, such technology must have the same performance characteristics of the technology currently in use. The Company owns an 8% interest in Lumigen, Inc. and accounts for this interest using the equity method.

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

     Manufacturers of immunodiagnostic tests and other clinical products intended for use as human diagnostics are governed by FDA regulations as well as regulations of state agencies and foreign countries. A new in vitro diagnostic product that is “substantially equivalent’’ to one already on the market can generally be sold in the United States after it is cleared for marketing by the FDA. Most of the Company’s products fall within the “substantially equivalent” category. Certain medically critical in vitro diagnostic products and totally new in vitro diagnostic products, for which there are no equivalents on the market, must be approved by the FDA after in-depth review that normally takes about two years prior to marketing.

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

     Given the Company’s high proportion of sales to the European Union (EU) countries, the Company has undertaken the necessary steps to comply with the EU In Vitro Diagnostic Directive (IVDD). The Company was fully compliant with all relevant aspects of the EU IVDD on June 7, 2000 and therefore was qualified to apply the “CE Mark” to most of its IVD kits and instruments as mandated by the Directive. Many other countries outside of the EU have accepted the CE mark to fulfill their local requirements or are developing equivalent regulations. DPC is prepared to comply with these and future IVDD regulations.

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

Employees

     As of December 31, 2002, the Company (including its consolidated subsidiaries) had 2,100 employees, including 739 in manufacturing, 353 in research and development, 724 in marketing and sales, and 284 in administration. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified technical and operational personnel.

ITEM 2. PROPERTIES

     The following is a list of significant properties owned and leased by the Company and its consolidated subsidiaries as of December 31, 2002:

Location	Size	Owned/Leased	Uses

Los Angeles, California	170,000 sq. ft	Owned	Being built-out for corporate offices, research and development, manufacturing, and sales
Los Angeles, California	116,000 sq. ft	Leased[1]	Corporate offices, manufacturing, warehousing, distribution, and research and development
Los Angeles, California	60,000 sq. ft	Owned	Adjacent to Corporate offices, manufacturing, and warehousing
Los Angeles, California	9,000 sq. ft	Leased	Sales offices
Los Angeles, California	32,000 sq. ft	Leased	Warehousing
Gorman, California	80 acres	Owned	Raw material processing
Flanders, New Jersey	88,000 sq. ft. on 26.382 acres	Owned[2]	Research, manufacturing, and distribution
Glyn Rhonwy, Wales, U.K.	110,000 sq. ft	Owned	Manufacturing and distribution
Paris, France	10,032 sq. ft	Leased	Distribution
São Paulo, Brazil	19,650 sq. ft	Leased	Distribution
Bad Nauheim, Germany	56,500 sq. ft	Owned	Distribution
Humbeek-Grimbergen, Belgium	5,000 sq. ft	Owned	Distribution
Breda, Netherlands	27,500 sq. ft	Owned	Distribution
Madrid, Spain	10,226 sq. ft	Leased	Distribution
Melbourne, Australia	15,500 sq. ft	Owned	Distribution
Tianjin, China	24,578 sq. ft	Owned	Manufacturing and distribution
Oslo, Norway	8,000 sq. ft	Owned	Distribution
Gotebörg, Sweden	11,970 sq. ft	Owned	Distribution

(1)	Lease expires in 2004. See “Item 13. Certain Relationships and Related Transactions”

(2)	This new facility (opened in December 2001) can be expanded to 150,000 sq. ft. to meet future needs.

     The lease for the Company’s principal facilities in Los Angeles expires at the end of 2004. The Company’s ability to expand its operations at these premises is limited. Therefore, in the first quarter of 2003 the Company purchased a 170,000 sq. ft. building on nine acres of land for approximately $22 million in cash. It is anticipated that the building will be ready for occupancy by the beginning of 2004. At that time, the Company will vacate its leased sales office, and as people are moved from the existing corporate offices, the leased warehouse space will no longer be needed.

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

     The following table sets forth the quarterly high and low price of the Company’s Common Stock and quarterly dividends per share paid during 2002 and 2001. All share and per share amounts in this report have been adjusted to reflect a 2 for 1 stock split effective June 1, 2001.

	2002

	High	Low	Dividend

First Quarter	$44.21	$32.79	$.06
Second Quarter	52.99	34.75	.06
Third Quarter	47.64	30.45	.06
Fourth Quarter	47.30	32.75	.06

	2001

	High	Low	Dividend

First Quarter	$27.48	$21.93	$.06
Second Quarter	40.77	31.86	.06
Third Quarter	43.92	32.22	.06
Fourth Quarter	52.00	36.94	.06

As of March 13, 2003, the Company had 247 holders of record of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, except per Share Data)

Income Statement Data
	Year Ended December 31,

	2002	2001	2000	1999	1998

Sales	$324,087	$283,129	$247,605	$216,012	$196,502
Net income	47,313	39,029	28,250	20,488	20,213
Earnings per share:
Basic	1.66	1.39	1.03	.75	.74
Diluted	1.60	1.32	1.00	.74	.73
Weighted average shares outstanding:
Basic	28,487	28,128	27,555	27,342	27,492
Diluted	29,628	29,474	28,149	27,542	27,762
Dividends per share	$.24	$.24	$.24	$.24	$.24

Balance Sheet Data
	Year Ended December 31,

	2002	2001	2000	1999	1998

Working capital	$152,649	$117,695	$104,813	$88,799	$81,001
Total assets	393,447	325,767	280,484	250,494	246,224
Shareholders’ equity	323,564	266,904	227,024	206,897	200,172

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Certain Risks

     Except for the historical information contained herein, this report and the following discussion in particular contain forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” and similar expressions) which are based upon Management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include -

-	our ability to successfully market new and existing products;

-	our ability to keep abreast of technological innovations and successfully incorporate them into new products;

-	our current dependence on sole suppliers for key chemical components in the IMMULITE assays;

-	the risks inherent in the development and release of new products, such as delays, unforeseen costs, technical difficulties, and regulatory approvals;

-	competitive pressures, including technological advances and patents obtained by competitors;

-	environmental risks related to substances regulated by various Federal, State, and international laws;

-	currency risks based on the relative strength or weakness of the U.S. dollar;

-	domestic and foreign governmental health care regulation and cost containment measures;

-	political and economic instability in certain foreign markets including trade restrictions;

-	changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, or the American Institute of Certified Public Accountants; and

-	the effects of governmental or other actions relating to the Chinese subsidiary’s payments.

Results of Operations

Sales

     The Company’s sales increased 15% in 2002 to $324.1 million compared to sales of $283.1 million in 2001, which was a 14% increase over 2000 sales of $247.6 million. 2002 sales of all IMMULITE products (instruments and reagents) were $276.8 million, a 20% increase over 2001. In 2001, sales of all IMMULITE products were $230.4 million, a 19% increase over 2000. Sales of IMMULITE products represented 85% of 2002 sales, 81% of 2001 sales, and 78% of 2000 sales.

     2002 sales of the Company’s original IMMULITE instrument, the IMMULITE One, related reagents, and service were $115.9 million, a 5% decrease from 2001. Sales of IMMULITE One reagents decreased 3% to $96.2 million, while instrument and service sales were down 12% to $19.7 million. In 2001, sales of the IMMULITE product line decreased 1% to $121.3 million. The decrease in IMMULITE sales is a result of IMMULITEs being replaced by IMMULITE 2000s, new IMMULITE replacements going into lower reagent volume environments, and a lower number of instruments being sold. The IMMULITE 2000 instrument had sales including reagents of $160.9 million in 2002, a 47% increase over 2001 sales of $109.1 million. Sales of IMMULITE 2000 reagents increased 55% to $129.3 million, while instrument sales and service increased 24% to $31.6 million. In 2001, sales of the IMMULITE 2000 product line increased 56%.

     In 2002, as in the previous year, the growth of DPC’s business was driven primarily by ongoing demand for the IMMULITE 2000. In the fourth quarter of 2002, the Company began shipping an updated version of the IMMULITE One. Demand for the original IMMULITE continues to be strong, and the Company believes that it remains an important complement to the higher throughput, state-of-the-art IMMULITE 2000. The IMMULITE 2000 has a longer sales process than the IMMULITE One due to the higher sales price. The Company has also experienced a longer time delay between instrument placement and the ramp-up of reagent sales with the IMMULITE 2000.

     As of December 31, 2002, 2001, and 2000, the Company had shipped on a cumulative basis approximately 8,000, 7,000, and 5,900 IMMULITE instruments, respectively. This installed base of instruments and an expanding test kit menu are expected to support continued growth in the coming years.

     Sales of the Company’s mature RIA or isotopic products, $29.9 million in 2002, were down 12% from $33.8 million in 2001. Sales in 2001 increased slightly from 2000. It is expected that these sales levels will decline in the future.

     Sales of other DPC products decreased 14% to $10.4 million in 2002, compared to $12.1 million in 2001. These sales were negatively impacted in 2002 due to the September 2001 introduction of a broad spectrum of allergy assays on the IMMULITE 2000, which has taken sales away from the Company’s microplate-based allergy system. The

Company also experienced a slight increase in sales of non-DPC products through its consolidated international affiliates to $7.0 million in 2002 from $6.9 million in 2001. It is anticipated that sales of non-DPC products will decline in the future.

     Domestic sales increased 16% in 2002 over 2001, and 33% in 2001 over 2000, reflecting in part the Company’s continued success with larger customers and purchasing organizations and indirect distribution into smaller doctor’s office laboratories.

     Foreign sales (including U.S. export sales, sales to non-consolidated foreign subsidiaries, and sales of consolidated subsidiaries) as a percentage of total sales were approximately 72% in 2002 and 2001 and 76% in 2000. Europe, the Company’s principal foreign market, represented 40%, 41%, and 44% of sales in 2002, 2001, and 2000, respectively. Sales in Germany increased 22% to $40.6 million in 2002 from $33.3 million in 2001, and $30.1 million in 2000, reflecting the success of the IMMULITE 2000 product line. Sales in the Brazil region, which includes certain other Central and South American countries, accounted for approximately 9% of total sales, or $29.0 million, in 2002, compared to $29.6 million in 2001 and $29.5 million in 2000. Although sales rose in local currency, sales were flat in 2002 and declined in 2001 in dollars due to the devaluation of the Brazilian Real, relative to the dollar, which has fallen from less than 2:1 in 2000 to 3.5:1 at the end of 2002. The Company intends to continue to increase prices over time in Brazil, but it may not be able to fully compensate for continuing significant devaluations. To date the Company’s unit sales in Brazil have continued to increase in line with the Company’s overall sales increase.

     Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. In periods when the dollar is weakening, the impact is the reverse. Based on comparative exchange rates in the immediately preceding year, the translation adjustments due to the strong U.S. dollar had a 6% negative impact on 2001 sales and there was a 5% negative impact on 2000 sales. In 2002, the dollar weakened relative to the Euro and net of the negative impact of the Real the currency effect was a slight positive impact. The Company’s hedging strategy in 2002 reduced the positive impact of the strong Euro in the latter part of the year. The Company’s results should reflect the benefits of a strong Euro by the second half of 2003. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

     In the fourth quarter of fiscal year 2002, the Company discovered internally that its Chinese subsidiary had made payments to certain customers in China that may have violated foreign and U.S. law, including the Foreign Corrupt Practices Act. The Company stopped the payments immediately, and the Board of Directors conducted an independent investigation of the nature of the payments, the involvement of Company personnel, and whether similar situations existed at the Company’s other foreign operations. Based on the results of the investigation, the audit committee concluded that senior management of the Company was not implicated in the payments and that there are no apparent similar issues with respect to the Company’s other foreign operations. The Company’s disclosure committee has conducted a comprehensive review of the Company’s other foreign operations and internal control procedures as they relate to these issues and additional policies and procedures have been implemented to ensure compliance with applicable laws. In 2002, the Company’s Chinese subsidiary had revenues of $9 million, less than 3% of the Company’s total sales. Depending on how these Chinese issues are resolved, the Company’s sales in China could be significantly impacted.

Cost of Sales

     Gross margin improved slightly to 57.5% in 2002 from 57.4% in 2001 and 55.5% in 2000. The improvement in gross margin was due in part to the shift in product mix toward IMMULITE reagents, the shift in customer mix toward domestic end users, and increased manufacturing efficiencies. Although the Company expects these mix trends to continue, it is also experiencing competitive pricing pressures that may negatively impact gross margins. All products manufactured in the United States are sold in Dollars, therefore a weakening Dollar could improve gross margins and a strengthening Dollar could weaken gross margins. Margins in 2002 were also negatively impacted by the devaluation of the Brazilian Real, the effects of which have not been fully overcome by price increases in that region. In 2003, the Company will relocate its Brazilian distribution center, which should result in reduced tariffs and improved gross margins for this region.

Operating Expenses and Other

     Total operating expenses (Selling, Research and Development, and General and Administrative) as a percentage of sales fell to 37% in 2002, from 38% in 2001 and 39% in 2000, although all categories increased annually in absolute dollars to support the increased levels of sales. General and administrative expenses in 2002 included $1.5 million for costs incurred through year-end 2002 relating to the investigation of the Chinese payments and for estimated penalties and/or fines which the Company may incur to resolve issues relating to this matter.

     Equity in income of affiliates represents the Company’s share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased 88% in 2001 relative to 2000 and 16% in 2002 relative to 2001, primarily due to increased earnings of the Italian distributor. In 2001 and 2002, equity in income of affiliates included a $500,000 permanent benefit and a $400,000 benefit, respectively, due to a change in the Italian tax laws.

     Net interest and other income (expense) represents the excess of interest income and interest earned on equipment contracts relating to IMMULITE placements over interest expense and other amounts of income and expense. Net interest income and other income was an expense of $1,220,000 in 2002 versus expense of $7,000 in 2001. The 2002 amount included approximately $500,000 in foreign exchange losses versus approximately $600,000 in 2001. In addition, the Company experienced a $400,000 increase in local tariffs in Brazil. The 2000 amount of $666,000 income included, among other things, a gain of $482,000 on the sale of a product line, a gain of $215,000 on the sale of a building, and foreign exchange losses of $500,000.

Income Taxes and Minority Interest

     The Company’s effective tax rate (31% in 2002 and 2001 and 30% in 2000) includes Federal, State, and foreign taxes. In the fourth quarter of 2002 the Company’s tax provision includes an accrual of $1.4 million relating to the possible non-deductibility of payments in China. The Company expects that its effective tax rate will be lower in 2003.

     Minority interest represents the 44% interest in the Company’s Brazilian distributor held by a third party. Increases or decreases in this amount reflect increases or decreases in the profitability of the Brazilian distributor.

Net Income

     2002 net income of $47.3 million ($1.60 per diluted share) increased 21% over 2001 net income of $39.0 million ($1.32 per diluted share), which was a 38% increase over 2000 net income. These increases were primarily due to increases in sales and gross profit that were greater than percentage increases in operating expenses. Excluding the non-recurring tax accrual of $1.4 million and $1.5 million general and administrative expense discussed above, net income in 2002 would have increased 27% over 2001 to $49.7 million or $1.68 per diluted share.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, allowance for bad debts, allowance for slow moving and obsolete inventories, useful lives selected for depreciating property, plant, and equipment, valuation allowances for deferred income taxes, and estimates used in the recoverability of long-lived assets. Management believes that the methodology it utilizes to determine these amounts results in the reporting of reasonable estimates and that the differences between the estimates and actual results are usually minor and are included in the consolidated financial statements by management as soon as they are known.

Liquidity and Capital Resources

     The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At December 31, 2002 and December 31, 2001, the Company had $54,284,000 and $31,834,000 in cash and cash equivalents, respectively. Included in the cash and cash equivalents at December 31, 2002 and 2001 is $42,5000,000 and $19,900,000, respectively, of short-term, high-quality, commercial paper.

     Net cash flows from operating activities were $69.0 million in 2002, consisting of $75.6 million provided by net income adjusted for depreciation and amortization and other non-cash items included in net income, less $6.6 million used in changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities were an $11.1 million increase in inventories, a $4.6 million increase in accounts receivable, partially offset by an $8.3 million increase in accrued liabilities. Net cash flows from operating activities were $61.7 million in 2001 and $41.7 in 2000. Net cash flows in 2001 consisted of $63.7 million provided by net income adjusted for depreciation and amortization and other non-cash items included in net income, less $2.0 million used in changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities were an $8.6 million increase in accounts receivable, a $3.6 million increase in inventories and a $3.2 million decrease in accounts payable, partially offset by a $5.5 million increase in income taxes payable.

     Cash flows used for investing activities consist principally of additions to property, plant and equipment, and increases in sales type and operating leases of IMMULITE instrument units.

     Additions to property, plant, and equipment in 2002 were $12.5 million compared to $27.3 million in 2001 and $9.6 million in 2000. Included in 2001 is approximately $9.0 million for the completion of a new manufacturing facility in New Jersey and approximately $4.0 million related the implementation of a new computer system in Los Angeles. Cash used for the placement of IMMULITE systems under sales-type and operating leases and as rentals (for periods of generally three to five years) increased to $31.4 million in 2002, from $28.0 million in 2001, reflecting a higher number of IMMULITE 2000 instruments being placed under operating leases rather than being sold. In 2000, the cash used for sales and operating type leases and rentals was $18.0 million.

     In 2000, the Company purchased land in New Jersey and in 2001 constructed an 89,000 square foot building for a total cost of $14.8 million. The Company moved into this new manufacturing facility in December 2001. The Company implemented its new computer system in Los Angeles in February 2002 at a capitalized cost of approximately $4.8 million. It is anticipated that the computer systems in the United Kingdom and New Jersey will be converted over the next several years. In the first quarter of 2003, the Company purchased a 170,000 sq. ft. building in Los Angeles for approximately $22 million cash. This building will be fitted out over the next four quarters and initial occupancy is anticipated in early 2004. It is anticipated that the cost of fitting out the building will be $7.0 to $9.0 million.

     The Company has a $20 million unsecured line of credit. Standby letters of credit under the line of credit totaled $386,000 at December 31, 2001 and 2000. There were no standby letters of credit outstanding at December 31, 2002. No other borrowings were outstanding at December 31, 2002, 2001, and 2000 under the line of credit. The Company had notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in the local currency, some of which are guaranteed by the U.S. parent company) of $19.7 million at December 31, 2002 compared to $17.0 million at December 31, 2001 and $15.6 million at December 31, 2000. The terms of the loans are described in “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.”

     The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability.

     The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

Contractual Obligations and Commitments

     On April 1, 2002, the Company amended its lease relating to 116,000 square feet of its Los Angeles facility. The original lease expires on December 31, 2002. The amendment extends the term of the lease for two years through December 31, 2004 and increases the rent to approximately $.75 from $.70 per square foot, for a total annual rent of $1,035,000 effective January 1, 2003. The Company also has the option to extend the term for two years at $.79 per square foot. The lease is with a partnership comprised of Michael Ziering, CEO and director, and Ira Ziering, VP and director, Marilyn Ziering, VP, and other children of Mrs. Ziering who are shareholders of the Company. The rent was determined on the basis of an independent appraisal, and the terms of the lease amendment were approved unanimously by the non-interested members of the board of directors. The Company decided not to sign a long-term lease for this facility so that it will have the flexibility to consider all options to meet its future space requirements.

     The following table discloses the Company’s obligations and commitments to make future payments under contractual obligations at December 31, 2002, which include the Company’s subsidiaries’ notes payable (see “Interest Rate Risks” in Item 7A below and “Note 6 – Notes Payable” of Notes to Consolidated Financial Statements.

(Dollars in thousands)		Payment Due by Period

		Less than
	Total	1 year	1-3 years	4-5 years

Notes Payable	$19,727	$6,714	$7,820	$5,193
Leases	10,575	4,359	6,216	—

Total	$30,302	$11,073	$14,036	$5,193

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of this statement. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Under SFAS No. 142, goodwill and other intangibles are initially assessed for impairment upon adoption of the statements with subsequent assessments required annually and when there is reason to suspect that their values have been diminished or impaired, with any corresponding write-downs recognized as necessary.

     In connection with the adoption of SFAS No. 142, the Company evaluated its intangibles including goodwill and determined that reclassification of such balances was not necessary. Accordingly, the Company’s intangibles consist solely of goodwill generated in connection with the purchase of certain of its international distributors. Effective January 1, 2002, the Company adopted SFAS No. 142. Accordingly, amortization of goodwill ceased, effective January 2002, and would have been $282,000 in the fourth quarter and $1,117,000 for the year ended December 31, 2002 had the non-amortization provisions of SFAS No. 142 not been adopted. Pro forma net income for the quarter ended December 31, 2001, had the non-amortization provisions of SFAS No. 142 been applied to that period, would have been $11,619,000, or $.39 per diluted share, versus the $11,337,000 or $.38 per diluted share actually reported. Pro forma net income for the year 2001 would have been $40,146,000, or $1.36 per diluted share, versus the $39,029,000 or $1.32 per diluted share actually reported. Pro forma net income for the year ended December 31, 2000, had the non-amortization provisions of SFAS No. 142 been applied to that period, would have been $29,318,000, on an after-tax basis, or $1.04 per diluted share versus the $28,250,000 or $1.00 per diluted share actually reported. As required under SFAS No. 142, the Company has completed its annual impairment testing and does not believe impairment of its goodwill is necessary.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company does not believe the impact of SFAS No. 143 will be material to the Company’s consolidated position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds or amends, effective immediately, several other existing authoritative pronouncements to make various technical corrections, clarifying meanings, or describe their applicability under changed conditions. In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that SFAS Nos. 145 and 146 will have a material impact to its consolidated financial position or results of operations.

     During November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim, and annual financial statements about its obligations under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The Company does not believe that FASB Interpretation No. 45 will have a material impact on its consolidated financial statements. The company does not currently provide any third party guarantees.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company has adopted the amended disclosure requirements of SFAS No. 148.

Euro Conversion

     The Company has significant sales to European countries (the “participating countries”) which converted to a common legal currency (the “Euro”) on January 1, 2002. The conversion to the Euro has eliminated currency exchange risk among the participating countries.

     The Company sells its products in the participating countries through affiliated and non-affiliated distributors that determine sales prices in their respective territories. The use of a single currency in the participating countries may affect this variable pricing in the various European markets because of price transparency. Nevertheless, other market factors such as local taxes, customer preferences, and product assortment may reduce the need for price equalization. The Euro conversion has not had a material impact on the Company’s business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business, principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

     The Company periodically invests its excess cash in short-term high-quality commercial paper. At December 31, 2002, the Company had $42,500,000 invested in such securities, which yielded an average annual return of approximately 1.10%. The average maturity of these investments is less than one month.

     Additionally, the Company has debt obligations at its foreign subsidiaries that mature on various dates. Substantially all of the Company’s debt obligations are denominated in European currencies. The table below presents principal cash flows translated into US dollars and related interest rates by fiscal year of maturity:

Notes Payable Information December 31, 2002
 (U.S. Dollars in Thousands)

	Expected Year of Maturity

	2003	2004	2005	2006	2007	Total

Germany - Mark:
Variable rate notes	$1,955	$1,640	$1,237	$1,022	$2,696	$8,550
Average interest rate	4.95%	5.12%	4.59%	4.39%	4.10%	4.59%
France - Franc:
Fixed rate notes	2,083	1,941	1,485	1,044	360	6,913
Average interest rate	5.21%	5.26%	5.61%	5.34%	5.27%	5.34%
Spain - Peseta:
Fixed rate notes	1,502	205	88			1,795
Average interest rate	4.01%	4.01%	4.01%			4.01%
Sweden - Krona:
Variable rate notes	612	612	612	38	33	1,907
Average interest rate	5.0%	5.0%	8.5%	8.5%	8.5%	7.1%
Australia - Aust.$:
Fixed rate notes	562					562
Average interest rate	5.15%					5.15%

	$6,714	$4,398	$3,422	$2,104	$3,089	$19,727

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

     The Company generates revenues and costs that can fluctuate with changes in foreign currency exchange rates when transactions are denominated in currencies other than the local currency. The Company manufactures its products principally in the United States and the United Kingdom and sells product to distributors, many of which are owned by the Company, throughout the world. Products sold from the United States are denominated in US dollars and products sold from the United Kingdom are denominated in pounds sterling. The distributors in turn have foreign currency risk related to their product purchases. Many of the Company-owned distributors purchase forward currency contracts to offset currency exposures related to these purchase commitments.

     The table below provides information as of December 31, 2002 concerning the Company’s forward currency exchange contracts related to certain commitments of its subsidiaries denominated in foreign currencies. The table presents the contractual amount, the weighted-average expiration date, the weighted-average contract exchange rates, and the values for its currency contracts outstanding.

Foreign Currency Exchange Contracts Outstanding December 31, 2002

				(000’s)
				Equivalent
				U.S. Dollar
				Value at
		(000’s)	Weighted-Average	December 31,
		U.S. Dollar	Forward Contract	2002	Weighted-Average
	Local Currency	Amount Buy	Rate per U.S. Dollar	Exchange Rates	Maturity Date

Contracts for Purchase of U.S. Dollars:
	Euro	$12,150,000	.9960	$12,708,000	03/26/03
	British Pound	$1,000,000	1.5456	$1,036,000	03/09/03
	Swedish Krona	$1,500,000	9.2713	$1,590,000	04/05/03

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 for a listing of the consolidated financial statements and supplementary data filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information contained in the sections entitled “Election of Directors”; “Ownership of Common Stock – Section 16 (a) Beneficial Ownership Reporting Compliance”; and “Executive Officers” of the Company’s Proxy Statement for the 2003 Annual Shareholders Meeting is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the sections entitled “Election of Directors–Compensation of Directors,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement for the 2003 Annual Shareholders Meeting is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the section entitled “Ownership of Common Stock” of the Company’s Proxy Statement for the 2003 Annual Shareholders Meeting is hereby incorporated herein by reference.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants, and	(excluding securities
Plan category	warrants, and rights	rights	reflected in column a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,391,809	$20.10	1,559,600
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	2,391,809	$20.10	1,559,600

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section entitled “Related Transactions” of the Company’s Proxy Statement for the 2003 Annual Shareholders Meeting is hereby incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries will be made known to them by others within those entities. Since the date of such evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective action with regard to significant deficiencies and material weaknesses.

     In the fourth quarter of fiscal year 2002, the Company discovered internally that its Chinese subsidiary had made payments to certain customers in China that may have violated foreign and U.S. law, including the Foreign Corrupt Practices Act. The Company stopped the payments immediately, and the Board of Directors conducted an independent investigation of the nature of the payments, the involvement of Company personnel, and whether similar situations existed at the Company’s other foreign operations. Based on the results of the investigation, the audit committee concluded that senior management of the Company was not implicated in the payments and that there are no apparent similar issues with respect to the Company’s other foreign operations. The Company’s disclosure committee has conducted a comprehensive review of the Company’s internal controls and procedures as they relate to these issues and additional policies and procedures have been implemented to ensure compliance with applicable laws.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of Report:

1.	Financial Statements:
Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2002 and 2001.
Consolidated Statements of Income for each of the three years in the period ended December 31, 2002.
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2002.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.
Notes to Consolidated Financial Statements

2.	Supplementary Financial Data.

3.	Exhibits – See “Exhibit Index” which appears after the signature page of this report.

(b)  Reports on Form 8-K – none filed in the fourth quarter of 2002.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of Diagnostic Products Corporation and its subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnostic Products Corporation and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Deloitte & Touche LLP

Los Angeles, California
February 21, 2003

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)	December 31,

	2002	2001

Assets
CURRENT ASSETS:
Cash and cash equivalents	$54,284	$31,834
Accounts receivable – (including receivables from unconsolidated affiliates of $7,256 and $6,636) – net of allowance for doubtful accounts of $2,181 and $1,719	78,676	74,630
Inventories	75,860	62,815
Prepaid expenses and other current assets	5,542	981
Deferred income taxes	5,616	3,225

Total current assets	219,978	173,485

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	54,021	49,922
Machinery and equipment	69,069	64,650
Leasehold improvements	10,022	7,242
Construction in progress	2,487	6,278

Total	135,599	128,092
Less accumulated depreciation and amortization	(65,714)	(63,989)

Property, plant and equipment – net	69,885	64,103

SALES-TYPE AND OPERATING LEASES – net	66,653	56,570
DEFERRED INCOME TAXES	1,367	1,111
INVESTMENTS IN AFFILIATED COMPANIES	22,245	17,242
GOODWILL – net of accumulated amortization of $11,896 and $11,852	13,319	13,256

TOTAL ASSETS	$393,447	$325,767

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$19,727	$17,014
Accounts payable	15,608	15,722
Accrued liabilities	27,039	19,718
Income taxes payable	4,955	3,336

Total current liabilities	67,329	55,790

MINORITY INTEREST	2,554	3,073

SHAREHOLDERS’ EQUITY:
Common Stock–no par value, authorized 60,000,000 shares at December 31, 2002 and 2001; outstanding 28,603,779 shares and 28,343,170 shares, respectively	60,807	55,068
Retained earnings	281,228	240,748
Accumulated other comprehensive loss	(18,471)	(28,912)

Total shareholders’ equity	323,564	266,904

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$393,447	$325,767

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per Share Data)
	Year Ended December 31,

	2002	2001	2000

SALES
Non-Affiliated Customers	$293,283	$256,099	$222,712
Unconsolidated Affiliates	30,804	27,030	24,893

Total Sales	324,087	283,129	247,605
COST OF SALES	137,746	120,690	110,522

GROSS PROFIT	186,341	162,439	137,083

OPERATING EXPENSES:
Selling	53,471	49,685	44,102
Research and Development	36,817	31,447	26,464
General and Administrative	30,682	26,788	26,415
Equity in Income of Affiliates	(3,841)	(3,304)	(1,755)

OPERATING EXPENSES –NET	117,129	104,616	95,226

OPERATING INCOME	69,212	57,823	41,857
Interest/Other Income (Expense) –Net	(1,220)	(7)	666

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST	67,992	57,816	42,523
PROVISION FOR INCOME TAXES	(21,078)	(17,812)	(12,864)
MINORITY INTEREST	399	(975)	(1,409)

NET INCOME	$47,313	$39,029	$28,250

EARNINGS PER SHARE:
BASIC	$1.66	$1.39	$1.03
DILUTED	$1.60	$1.32	$1.00
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	28,487	28,128	27,555
DILUTED	29,628	29,474	28,149

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in Thousands)	Common Stock
			Retained	Accumulated Other	Comprehensive
	Shares	Amount	Earnings	Comprehensive Loss	Income

BALANCE, JANUARY 1, 2000	27,345,508	$37,816	$186,826	$(17,745)
Comprehensive income:
Net income			28,250		$28,250
Foreign currency translation adjustment				(8,534)	(8,534)

Total comprehensive income					$19,716

Income tax benefit received upon exercise of certain stock options		1,219
Issuance of shares upon exercise of stock options	491,280	5,803
Cash dividends ($.24 per share)			(6,611)

BALANCE, DECEMBER 31, 2000	27,836,788	44,838	208,465	(26,279)
Comprehensive income:
Net income			39,029		$39,029
Foreign currency translation adjustment				(2,633)	(2,633)

Total comprehensive income					$36,396

Income tax benefit received upon exercise of certain stock options		3,566
Issuance of shares upon exercise of stock options	506,382	6,664
Cash dividends ($.24 per share)			(6,746)

BALANCE, DECEMBER 31, 2001	28,343,170	55,068	240,748	(28,912)
Comprehensive income:
Net income			47,313		$47,313
Foreign currency translation adjustment				10,441	10,441

Total comprehensive income					$57,754

Income tax benefit received upon exercise of certain stock options		1,820
Issuance of shares upon exercise of stock options	260,609	3,919
Cash dividends ($.24 per share)			(6,833)

BALANCE, DECEMBER 31, 2002	28,603,779	$60,807	$281,228	$(18,471)

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL
STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,313	$39,029	$28,250
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34,741	26,912	18,792
Equity in income of affiliates	(3,841)	(3,304)	(1,755)
Deferred income taxes	(2,647)	1,081	112
Changes in operating assets and liabilities:
Accounts receivable	(4,570)	(8,606)	(15,162)
Inventories	(11,094)	(3,576)	(2,683)
Prepaid expenses and other current assets	(2,856)	(453)	20
Accounts payable	1,224	(3,206)	11,842
Accrued liabilities	8,311	8,309	3,319
Income taxes payable	2,391	5,509	(1,014)

Net cash flows from operating activities	68,972	61,695	41,721

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant and equipment	(12,468)	(27,303)	(9,574)
Sales-type and operating leases	(31,415)	(27,950)	(18,004)
Investment in affiliated companies	(1,202)	(4,418)	846

Net cash used for investing activities	(45,085)	(59,671)	(26,732)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
Borrowing (repayment) of notes payable	(277)	2,726	921
Proceeds from exercise of stock options	3,919	6,664	5,803
Cash dividends paid	(6,833)	(6,746)	(6,611)

Net cash (used for) from financing activities	(3,191)	2,644	113

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,754	771	(3,254)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,450	5,439	11,848
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,834	26,395	14,547

CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,284	$31,834	$26,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$18,721	$11,669	$12,257

Cash paid during the year for interest	$1,270	$1,269	$1,011

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Diagnostic Products Corporation and its majority-owned subsidiaries (together referred to herein as “DPC” or the “Company”) after elimination of intercompany accounts and transactions. Investments in non-majority-owned companies are accounted for using the equity method. Minority interest represents the 44% of the Company’s Brazilian subsidiary not owned by the Company.

Factors That May Affect Future Results

     The Company’s future operating results are dependent on its ability to research, develop, manufacture, and market innovative products that meet customers’ needs. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results.

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

     The Company purchases certain chemical compounds that are key components in the IMMULITE system from Lumigen, Inc. and Tropix, Inc., the sole suppliers of these chemical compounds, pursuant to agreements that terminate in 2005. Tropix also supplies the Company with certain other chemical compounds for use in veterinary kits. Upon termination of these supply agreements, the Company will be required to enter into new supply agreements or use alternate technologies. If obtainable, such technology must have the same performance characteristics of the technology currently in use. The Company owns an 8% interest in Lumigen, Inc. and accounts for this interest using the equity method.

     Although the Company believes that it has the products and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Because of the foregoing factors, recent trends may not be reliable indicators of future financial performance.

Financial Instruments

     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company’s cash equivalents are in high quality securities placed with major banks. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across worldwide geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The fair value of the Company’s financial instruments approximates cost due to their short-term nature or, in the case of notes payable, because the notes are at interest rates competitive with those that would be available to the Company in the current market environment.

Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2002 and 2001 is $42,500,000 and $19,900,000, respectively, of short-term, high-quality, commercial paper.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

Property, Plant and Equipment

     Property, plant and equipment is stated at cost, less accumulated depreciation and amortization, which is computed using straight-line and declining-balance methods over the estimated useful lives (5 to 50 years) of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease.

     The Company reviews property, plant, and equipment for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. An impairment loss, measured by the difference in the estimated fair value and the carrying value of the related asset, is recognized when the future cash flows (based on undiscounted cash flows) are less than the carrying amount of the asset. For purposes of estimating future cash flows for possibly impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

Investments in Affiliated Companies

     Investments in affiliated companies represent equity investments in foreign distributors in which the Company owns a 50% or less equity interest. The investments are stated at cost plus advances, plus the Company’s equity in the undistributed net income since acquisition.

Goodwill

     Goodwill represents the difference between the cost and underlying fair value of assets purchased and relates to the purchase of certain of the Company’s foreign distributors. The goodwill was being amortized over 20 years using the straight-line method. Prior to 2002, the Company periodically reviewed goodwill to assess recoverability; an impairment would be recognized if a permanent diminution in value were determined to have occurred. Effective January 1, 2002, amortization of goodwill ceased and the carrying value is subjected to an annual impairment test. See “New Accounting Pronouncements.”

Foreign Currency Translation

     The functional currency for foreign subsidiaries is generally the local currency. Assets and liabilities of foreign subsidiaries and affiliates are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and income and expense accounts are translated at the weighted average rate in effect during the year. Foreign exchange translation adjustments are included as a component of comprehensive income and are accumulated in a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in income. Transaction losses of approximately $493,000, $575,000 and $518,000 were included in income for the years ended December 31, 2002, 2001, and 2000 respectively.

Foreign Exchange Instruments

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted SFAS 133 on January 1, 2001. The initial adoption of SFAS 133 did not have a material effect on the Company’s consolidated financial position or results of operations.

     The Company hedges specific foreign currency exposures by purchasing foreign exchange contracts. Such foreign exchange contracts are generally entered into by the Company’s European subsidiaries. The subsidiaries purchase foreign exchange contracts to hedge firm or anticipated commitments, denominated in other than their functional currency, to acquire inventory for resale. The Company does not engage in speculative transactions. The Company’s foreign exchange contracts do not subject the Company to exchange rate risk as any gains or losses on the transactions being hedged offset losses or gains on these contracts. The Company had outstanding foreign exchange contracts to buy the U.S. dollars equivalent of approximately $14,650,000 and $500,000, at December 31, 2002 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001, respectively. The carrying value of these contracts at December 31, 2001 did not differ significantly from their fair value.

Revenue Recognition

     The Company recognizes sales of its instruments and kits upon shipment to the customer unless the equipment is subject to an operating lease in which case revenue is recognized over the term of the lease agreement. See Note 4. Service contract revenue is recognized over the related contract life.

Research and Development

     Research and development costs are expensed as incurred.

Stock Options

     Stock options issued by the Company are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company follows the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Had the fair value method of accounting been applied to the Company’s stock option plans, the tax-effected impact would be as follows:

(Dollars in Thousands, except per Share Data)	2002	2001	2000

Net income, as reported	$47,313	$39,029	$28,250
Deduct: Compensation expense from stock options determined under fair value based method for all awards, net of related tax effects	(2,692)	(2,347)	(1,373)

Proforma net income	$44,621	$36,682	$26,877

Earnings per share:
Basic – as reported	$1.66	$1.39	$1.03

Basic – pro forma	$1.57	$1.30	$0.98

Diluted – as reported	$1.60	$1.32	$1.00

Diluted – pro forma	$1.51	$1.24	$0.95

Income Taxes

     Deferred income taxes represent the income tax consequences on future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes multiplied by the applicable statutory income tax rate. Valuation allowances are established against deferred income tax assets if it is more likely than not that they will not be realized.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approach. Amortization of goodwill ceased upon adoption of this statement on January 1, 2002. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Under SFAS No. 142, goodwill and other intangibles are initially assessed for impairment upon adoption of the statement with subsequent assessments required annually and when there is reason to suspect that their values have been diminished or impaired, with any corresponding write-downs recognized as necessary.

     In connection with the adoption of SFAS No. 142, the Company evaluated its intangibles including goodwill and determined that reclassification of such balances was not necessary. Accordingly, the Company’s intangibles consist solely of goodwill generated in connection with the purchase of certain of its international distributors. Effective January 1, 2002, the Company adopted SFAS No. 142. Accordingly, amortization of goodwill ceased, effective January 2002, and would have been $282,000 in the fourth quarter and $1,117,000 for the year ended December 31, 2002 had the non-amortization provisions of SFAS No. 142 not been adopted. Pro forma net income for the quarter ended December 31, 2001, had the non-amortization provisions of SFAS No. 142 been applied to that period, would have been $11,619,000, on an after-tax basis, or $.39 per diluted share versus the $11,337,000 or $.38 per diluted share actually reported. Pro forma net income for the year 2001 would have been $40,146,000, or $1.36 per diluted share versus the $39,029,000 or $1.32 per diluted share actually reported. Pro forma net income for the year ended December 31, 2000, had the non-amortization provisions of SFAS No. 142 been applied to that period, would have been $29,318,000, on an after-tax basis, or $1.04 per diluted share versus the $28,250,000 or $1.00 per diluted share actually reported. As required under SFAS No. 142, the Company has completed its annual impairment testing and does not believe that goodwill has been impaired.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company does not believe the impact of SFAS No. 143 will be material to the Company’s consolidated financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted SFAS No. 144 effective January 1,2002. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds or amends, effective immediately, several other existing authoritative pronouncements to make various technical corrections, clarifying meanings, or describe their applicability under changed conditions. In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe that SFAS Nos. 145 or 146 will have a material impact to its consolidated financial position or results of operations.

     During November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The Company does not believe that FASB Interpretation No. 45 will have a material impact on its consolidated financial statements. The Company does not currently provide any third party guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company has adopted the amended disclosure requirements of SFAS No. 148.

Reclassifications

     Certain amounts have been reclassified in 2000 and 2001 to conform to the 2002 presentation.

Note 2 – Business Acquisitions

     As of December 31, 2001, the Company’s Brazilian subsidiary acquired a 100% interest in a laboratory testing company in Brazil, Medlab Productos Diagnosticos Ltda. for $2,035,000. This company was previously owned by the Company’s Brazilian subsidiary’s minority shareholder.

     As of January 22, 2002, the Company’s Brazilian subsidiary acquired a 51% interest in DPC Medlab Bolivia Ltda.

     These acquisitions were not material to the Company’s financial position or results of operations.

Note 3 – Inventories

     Inventories by major categories are summarized as follows:

(Dollars in Thousands)	December 31,

	2002	2001

Raw materials	$35,257	$27,884
Work in process	30,814	23,611
Finished goods	9,789	11,320

	$75,860	$62,815

Note 4 – Sales-Type and Operating Leases

     In addition to outright sales, the Company places IMMULITE instruments with customers under sales-type and operating leases for periods generally from three to five years. Sales-type leases are recorded as revenue and as a receivable at the inception of the lease in an amount equal to the present value of the future minimum lease payments to be received over the lease term. For operating leases, the cost of the equipment is amortized on a straight-line basis over their estimated lives, which range from three to five years. Sales-type and Operating Leases are comprised of the receivable from sales-type leases and the cost of equipment (net of depreciation) subject to operating leases.

     Sales-type and operating leases are summarized as follows:

(Dollars in Thousands)	December 31,

	2002	2001

Operating leases	$150,141	$115,437
Less accumulated amortization	85,235	60,299

Net	64,906	55,138

Sales-type leases	1,747	1,432

Total	$66,653	$56,570

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Sales-Type and Operating Leases (cont.)

Future minimum lease payments to be received under these lease agreements as of December 31, 2002 are as follows:

(Dollars in Thousands)

2003	$19,902
2004	16,785
2005	14,069
2006	8,809
2007	5,341

Total	$64,906

Note 5 – Investment in Affiliated Companies

     The Company has equity interests in three non-consolidated foreign affiliates. The affiliates distribute the Company’s products in their respective countries. The countries and the Company’s ownership interest are as follows: Portugal, 45%; Italy, 45%; and Greece, 50%.

     The following represents condensed financial information for all of the Company’s investments in non-consolidated affiliated companies and the results of their operations.

(Dollars in Thousands)		December 31,

	2002	2001	2000

Current assets	$44,065	$37,746	$25,610
Property and other assets	44,535	37,536	36,877

Total assets	$88,600	$75,282	$62,487

Current liabilities	$34,364	$30,426	$25,082
Non-current liabilities	10,435	8,854	18,276
Shareholders’ equity	43,801	36,002	19,129

Total liabilities and shareholders’ equity	$88,600	$75,282	$62,487

Sales	$65,087	$57,285	$54,379

Net income	$7,216	$6,455	$4,433

     The Company had sales to non-consolidated affiliates of $30,804,000 in 2002, $27,030,000 in 2001, and $24,893,000 in 2000, including sales to Italy of $23,306,000 in 2002, $20,124,000 in 2001, and $18,453,000 in 2000.

     The Company’s cumulative equity in undistributed earnings of non-consolidated affiliated companies at December 31, 2002 is $15,557,000. It is anticipated that additional income taxes payable on earnings of foreign affiliates, if distributed, would be substantially offset by U.S. tax credits for foreign taxes paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Notes Payable

     Notes payable consist of borrowings by certain of the Company’s foreign subsidiaries (some guaranteed by DPC) that are payable in the subsidiaries’ local currency. The notes, translated into U.S. Dollars, are summarized as follows:

(Dollars in Thousands)	December 31,

	2002	2001

Notes payable to a bank in Germany, at an average interest rate of approximately 5%, payable through 2007	$8,550	$7,703
Notes payable to a bank in France, at an interest rate of approximately 5%, payable through 2007	6,913	4,977
Notes payable to a bank in Spain, at an interest rate of approximately 4%, payable through 2007	1,795	1,691
Notes payable to a bank in Sweden, at an interest rate of approximately 7%, payable through 2007	1,907	1,916
Other	562	727

Total	$19,727	$17,014

     Aggregate future maturities of long-term debt outstanding at December 31, 2002 are $6,714,000 in 2003, $4,398,000 in 2004, $3,422,000 in 2005, $2,104,000 in 2006, and $3,089,000 in 2007.

     The Company also has a line of credit with a bank, under which it may borrow up to $20 million, which matures in May of 2003. Standby letters of credit under the line of credit totaled $386,000 at December 31, 2001. There were no standby letters of credit outstanding at December 31, 2002. There were no borrowings outstanding at December 31, 2002, 2001, and 2000 under the line of credit.

Note 7 – Employee Benefit Plans

     The Company has a defined contribution money purchase pension plan, the Diagnostic Products Corporation Retirement Plan (the “Plan”), covering substantially all U.S. employees over 21 years of age. The Plan offers three primary benefits to employees: a money purchase pension, a profit-sharing plan, and a salary deferral plan under the provisions of Section 401(k) of the Internal Revenue Code.

     Contributions under the money purchase pension are made annually in an amount equal to 10% of the compensation of all participants for such year. Contributions related to the pension benefit were $5,201,000 for 2002, $4,544,000 for 2001, and $3,864,000 for 2000. Contributions related to the profit-sharing component for any year are made at the discretion of the Board of Directors of the Company, but cannot exceed 15% of the compensation of all participants for such year. The Company contributed $1,001,000 to the profit-sharing component for 2002, $1,384,000 for 2001, and $773,000 for 2000. Contributions under the 401(k) salary deferral are at the option of the employee in percentage increments of the employee’s salary not to exceed the maximum allowable under Federal law. The Company matches these contributions at a rate of 50 percent of the first $1,000 of compensation contributed by the employee. The Company contributed 401(k) employer matches of $489,000 for 2002, $461,000 for 2001, and $431,000 for 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes

     Income before income taxes is summarized as follows:

(Dollars in Thousands)	Year Ended December 31,

	2002	2001	2000

Domestic	$47,317	$39,805	$29,369
Foreign	20,675	18,011	13,154

Total income before income taxes	$67,992	$57,816	$42,523

     The provision for income taxes is summarized as follows:

(Dollars in Thousands)	Year Ended December 31,

	2002	2001	2000

CURRENT:
Federal	$11,841	$11,881	$8,018
State	(133)	(500)	258
Foreign	9,939	5,350	4,476
Deferred income taxes	(569)	1,081	112

Total provision for income taxes	$21,078	$17,812	$12,864

The provision for income taxes, for the year ended December 31, 2002, excludes an income tax benefit of approximately $2,078,000 related to exchange losses on permanently invested notes to foreign subsidiaries, as the benefit is recorded against the loss in accumulated other comprehensive loss in the accompanying consolidated balance sheet. Such amounts in the prior years were immaterial.

Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:

(Dollars in Thousands)	Year Ended December 31,

	2002	2001

State net operating losses	$264	$258
Inventory	641	2,235
Depreciation and amortization	855	(150)
Research and development credit carryforwards	1,369	1,369
Tax benefit of exchange losses on permanently invested notes in Foreign subsidiaries	2,078
Other	2,217	1,065
Valuation allowance	(441)	(441)

Total	$6,983	$4,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

(Dollars in Thousands)	Year Ended December 31,

	2002	%	2001	%	2000	%

Provision for income taxes at statutory rate	$23,797	35	$20,236	35	$14,883	35
Foreign income subject to tax other than federal statutory rate	1,154	2	(235)	(1)	466	1
Extra Territorial Income/Foreign Sales Corp benefit	(1,892)	(3)	(1,375)	(3)	(1,281)	(3)
Research and development tax credit	(1,236)	(2)	(733)	(1)	(575)	(1)
Equity in income of affiliates	(1,334)	(2)	(1,156)	(2)	(614)	(1)
Valuation allowance			441	1
Other	589	1	634	2	(15)

Provision for income taxes	$21,078	31	$17,812	31	$12,864	31

Note 9 – Commitments and Contingent Liabilities

     In the fourth quarter of the year ended December 31, 2002, the Company discovered internally that its Chinese subsidiary had made payments to certain customers in China that may have violated foreign and U.S. laws, including the Foreign Corrupt Practices Act. The Company stopped the payments immediately, and the audit committee conducted an independent investigation of the nature of the payments, involvement of Company personnel, and whether similar situations existed at the Company’s other foreign operations. Based on the results of the investigation, the audit committee concluded that senior management of the Company was not implicated in the payments and that there are no apparent similar issues with respect to the Company’s other foreign operations. The Company has implemented additional policies and procedures to ensure compliance with applicable laws. For the year ended December 31, 2002, the Company’s Chinese subsidiary had revenues of approximately $9.0 million, less than 3% of the Company’s total sales. Depending on how this matter is resolved, the Company’s sales in China could be significantly impacted. In connection with this matter the Company accrued $1.5 million for costs incurred through December 31, 2002 and for estimated penalties and/or fines which the Company may incur to resolve this matter. In addition, the Company recorded a charge of $1.4 million to its fourth quarter tax provision related to the possible non-deductibility of the payments in China.

     The Company has a non-cancelable operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of persons who are executive officers, directors, and/or shareholders of the Company. The agreement extends through December 31, 2004. The Company paid approximately $966,000 in each of 2000, 2001, and 2002 under the facility lease agreement.

     Future minimum lease commitments as of December 31, 2002 are as follows:

(Dollars in Thousands)	2003	2004	2005	Total

Non-related	3,324	3,103	2,078	8,505
Related party	1,035	1,035	—	2,070

	4,359	4,138	2,078	10,575

     Aggregate rental expense under operating leases approximated $4,429,000 in 2000, $4,302,000 in 2001, and $4,965,000 in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Earnings per Share

     The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the income statements presented herein.

(Shares in Thousands)	Year Ended December 31,

	2002	2001	2000

Basic	28,487	28,128	27,555
Assumed exercise of stock options	1,141	1,346	594

Diluted	29,628	29,474	28,149

     Net income as presented in the consolidated income statement is used as the numerator in the EPS calculation for both the basic and diluted computations.

     Stock options to purchase 256,000 shares of common stock in 2002 were outstanding but not included in the computation of diluted earnings per common share because the option price was greater than the average market price of the common shares. There were no such options outstanding in 2001 or 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Stock Option Plans

     Under the Company’s stock option plans, incentive stock options may be granted and are exercisable at prices not less than 100% of the fair market value on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the Company). Additionally under the plans, non-qualified stock options may be granted and are exercisable at prices not less than 85% of fair market value at the date of grant. Options generally become exercisable after one year, in installments (generally over 3 to 9 years), and may be exercised on a cumulative basis at any time before expiration. Options expire no later than ten years from the date of grant.

		Weighted
	Number	Average	Weighted
	of	Exercise	Average
	Shares	Price	Fair Value

Options outstanding, December 31, 1999 (961,740 exercisable)	2,702,660	$13.28
Granted	400,000	15.36	$7.35
Exercised	(491,280)	11.81
Canceled	(161,600)	13.58

Options outstanding, December 31, 2000 (759,978 exercisable)	2,449,780	13.88
Granted	584,000	31.97	13.61
Exercised	(506,382)	13.31
Canceled	(35,380)	14.80

Options outstanding December 31, 2001 (547,383 exercisable)	2,492,018	18.22
Granted	179,000	39.26	16.70
Exercised	(260,609)	15.17
Canceled	(18,600)	21.96

Options Outstanding December 31, 2002 (742,742 exercisable)	2,391,809	$20.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding at December 31, 2002:

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/02	Life	Price	at 12/31/02	Price

$5.00-9.99	38,400	1.0 years	$9.20	30,400	$9.15
$10.00-19.99	1,548,375	5.1 years	$13.71	597,774	$13.49
20.00-29.99	284,634	7.8 years	$23.75	47,434	$23.46
30.00-39.99	268,400	8.9 years	$34.51	34,734	$33.74
40.00-49.99	252,000	8.9 years	$41.56	32,400	$41.20

	2,391,809			742,742

     Pursuant to the plans, 2,391,809 shares of common stock are reserved for issuance upon the exercise of outstanding options. In addition, the Company has 1,559,600 options available for future grant.

     As permitted by SFAS No. 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method of accounting been applied to the Company’s stock option plans, the tax-effected impact would be as follows:

(Dollars in Thousands, except per Share Data)
	2002	2001	2000

Weighted Average Assumptions for Pro forma Disclosure:
Expected option life	7 years	7 years	10 years
Dividend yield	0.75%	1.00%	1.00%
Volatility	36%	36%	30.1%
Risk-free interest rate	4.42%	5.04%	5.69%
Forfeiture rate	5%	5%	5%
Net income, as reported	$47,313	$39,029	$28,250
Deduct: Compensation expense from stock options determined under fair value based method for all awards, net of related tax effects	(2,692)	(2,347)	(1,373)

Pro forma net income	$44,621	$36,682	$26,877

Earnings per share:
Basic – as reported	$1.66	$1.39	$1.03

Basic – pro forma	$1.57	$1.30	$0.98

Diluted – as reported	$1.60	$1.32	$1.00

Diluted – pro forma	$1.51	$1.24	$0.95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Segment and Product Line Information

     The Company considers its manufactured instruments and medical immunodiagnostic test kits to be one operating segment as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufactures its instruments and kits principally at facilities located in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Estonia, Sweden, Australia, China, Brazil, Uruguay, Venezuela, Costa Rica, Honduras, El Salvador, Guatemala, and Panama.

     The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

(Dollars in Thousands)	Year Ended December 31,

	2002	2001	2000

Sales:
IMMULITE (includes service)	$276,776	$230,412	$192,820
Radioimmunoassay (“RIA”)	29,859	33,772	33,706
Other	17,452	18,945	21,079

	$324,087	$283,129	$247,605

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

(Dollars in Thousands)	December 31, 2002

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
	States	Kingdom)	Group)	Group)	Other	Elimination	Total

Sales	$227,369	$44,791	$40,632	$29,011	$70,756	$(88,472)	$324,087
Operating expenses	78,316	8,024	9,469	7,570	17,591		120,970
Interest income (expense), net	3,415	(207)	(1,158)	(1,280)	(1,027)		(257)
Other income (expense), net	266		1,146	(3,378)	1,003		(963)
Minority interest				(120)		519	399
Provision for income taxes expense	(13,016)	(4,088)	(413)	467	(4,028)		(21,078)
Net income	34,302	9,468	625	(906)	3,305	519	47,313
Segment assets:
Long-lived assets	87,735	18,688	32,995	8,803	23,881		172,102
Total assets	416,758	44,958	49,071	21,055	69,932	(208,327)	393,447
Capital expenditures	5,955	1,994	853	365	3,301		12,468

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)	December 31, 2001

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
	States	Kingdom)	Group)	Group)	Other	Elimination	Total

Sales	$210,087	$37,463	$33,269	$29,561	$56,576	($83,827)	$283,129
Operating expenses	70,388	7,289	8,555	7,263	14,425		107,920
Interest income (expense) net	4,135	(450)	(1,178)	(1,244)	(873)		390
Other income expense (net)	(397)						(397)
Minority interest				975			975
Provision for income taxes expense	12,462	2,755	287	1,142	1,166		17,812
Net income	27,345	6,055	522	1,239	3,868		39,029
Segment assets:
Long-lived assets	72,801	16,695	26,248	11,394	24,033		151,171
Total assets	349,158	38,003	38,860	23,036	57,912	(181,202)	325,767
Capital expenditures	18,698	2,838	1,272	691	3,804		27,303

(Dollars in Thousands)	December 31, 2000

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
	States	Kingdom)	Group)	Group)	Other	Elimination	Total

Sales	$173,194	$31,341	$30,135	$29,541	$49,761	($66,367)	$247,605
Operating expenses	60,234	6,983	7,554	8,319	13,891		96,981
Interest income (expense), net	3,863		(776)	(1,306)	(1,096)		685
Other income (expense), net	(19)						(19)
Minority interest				1,409			1,409
Provision (benefit) for income taxes expense	8,388	1,752	213	1,728	783		12,864
	20,986	4,134	125	1,795	1,210		28,250
Segment assets:
Long-lived assets	50,584	15,811	20,704	11,016	21,560		119,675
Total assets	287,459	24,381	31,865	21,391	51,299	(135,911)	280,484
Capital expenditures	5,736	1,686	322	403	1,427		9,574

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s export sales to unaffiliated customers are summarized as follows:

(Dollars in Thousands)	Western	South	Other	Total
	Europe	America	Exports	Exports

2000	$3,871	$8,035	$21,142	$33,048
2001	3,501	7,666	24,114	35,281
2002	4,358	6,529	25,787	36,674

SUPPLEMENTARY FINANCIAL DATA

     Unaudited quarterly financial information for the years ended December 31, 2002 and 2001 is summarized as follows:

(In Thousands, Except per Share Data)
	Quarter Ended

	March 31,	June 30,	September 30,	December 31,	Year Ended
	2002	2002	2002	2002	2002

Sales	$74,640	$84,536	$79,412	$85,499	$324,087
Gross profit	43,970	48,844	45,184	48,343	186,341
Income taxes	4,955	6,276	4,248	5,599	21,078
Net income	10,807	14,050	9,906	12,550	47,313
Earnings per share:
Basic	.38	.49	.35	.44	1.66
Diluted	.37	.47	.34	.42	1.60
Weighted Average Shares Outstanding:
Basic	28,360	28,465	28,540	28,583	28,487
Diluted	29,517	29,723	29,506	29,700	29,628

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,	Year Ended
	2001	2001	2001	2001	2001

Sales	$67,719	$72,741	$67,779	$74,890	$283,129
Gross profit	38,703	41,545	38,930	43,261	162,439
Income taxes	3,833	4,486	4,176	5,317	17,812
Net income	8,552	10,009	9,131	11,337	39,029
Earnings per share:
Basic	.31	.36	.32	.40	1.39
Diluted	.29	.34	.31	.38	1.32
Weighted Average Shares Outstanding:
Basic	27,892	28,081	28,221	28,319	28,128
Diluted	29,052	29,440	29,601	29,802	29,474

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	March 28, 2003

/s/ Sidney A. Aroesty Sidney A. Aroesty	Chief Operating Officer Director	March 28, 2003

/s/ Maxwell H. Salter Maxwell H. Salter	Director	March 28, 2003

/s/ James D. Watson James D. Watson	Director	March 28, 2003

/s/ Frederick Frank Frederick Frank	Director	March 28, 2003

/s/ Kenneth A. Merchant Kenneth A. Merchant	Director	March 28, 2003

/s/ Ira Ziering Ira Ziering	Vice President Director	March 28, 2003

/s/ James L. Brill James L. Brill	Vice President Finance (Principal Financial and Accounting Officer)	March 28, 2003

CERTIFICATION

I, Michael Ziering, certify that:

1.	I have reviewed this annual report on Form 10-K of Diagnostic Products Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated March 28, 2003

/s/ Michael Ziering

Michael Ziering, Chief Executive Officer

CERTIFICATION

I, James L. Brill, certify that:

1.	I have reviewed this annual report on Form 10-K of Diagnostic Products Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated March 28, 2003

/s/ James L. Brill

James L. Brill, Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws

4.1	Stock Certificate (3)

*10.1	Form of Indemnification Agreement with Officers and Directors (1)

*10.2	1990 Stock Option Plan as amended (5)

10.3	Standard Industrial Lease with 5700 West 96th Street, general partnership, dated February 18, 1991 (4) and second addendum dated April 1, 2002 (7)

*10.4	1997 Stock Option Plan as amended (6)

21	Subsidiaries of Registrant

23	Independent Auditors’ Consent

99.1	Officers’ Certification

*	Management contracts, compensation plans, or arrangements

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988. (File No. 1-9957)

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. (File No. 1-9957)

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988. (File No. 1-9957)

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (File No. 1-9957)

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. (File No. 1-9957)

(6)	Incorporated by reference to Registrant’s registration statement on Form S-8 (file no. 333-60690) filed on May 11, 2001.

(7)	Incorporated by reference to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002. (File No. 1-9957)