Form 10-K/A
period 2002-12-31
DIAGNOSTIC PRODUCTS CORP
filed 2003-03-31
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2002.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002.
Notes to Consolidated Financial Statements

2.	Supplementary Financial Data.

3.	(a) Exhibits – See “Exhibit Index” which appears after the signature page of this report.

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

DIAGNOSTIC PRODUCTS CORPORATION

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	March 31, 2003

CERTIFICATION

I, Michael Ziering, certify that:

1.	I have reviewed this annual report on Form 10-K of Diagnostic Products Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Dated March 31, 2003

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

Dated March 31, 2003

/s/ James L. Brill

James L. Brill, Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (8)

4.1	Stock Certificate (3)

*10.1	Form of Indemnification Agreement with Officers and Directors (1)

*10.2	1990 Stock Option Plan as amended (5)

10.3	Standard Industrial Lease with 5700 West 96th Street, general partnership, dated February 18, 1991 (4) and second addendum dated April 1, 2002 (7)

*10.4	1997 Stock Option Plan as amended (6)

21	Subsidiaries of Registrant (8)

23	Independent Auditors’ Consent (8)

99.1	Officers’ Certification

*	Management contracts, compensation plans, or arrangements

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988. (File No. 1-9957)

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. (File No. 1-9957)

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988. (File No. 1-9957)

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (File No. 1-9957)

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. (File No. 1-9957)

(6)	Incorporated by reference to Registrant’s registration statement on Form S-8 (file no. 333-60690) filed on May 11, 2001.

(7)	Incorporated by reference to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002. (File No. 1-9957)

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 28, 2003. (File No. 1-9957)