Form 10-Q
period 2003-03-31
DIAGNOSTIC PRODUCTS CORP
filed 2003-05-15
CIK 702259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

YES [X] NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [   ]

The number of shares of Common Stock, no par value, outstanding as of March 31, 2003, was 28,647,819.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(Amounts In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,

	2003	2002

SALES:
Non-Affiliated Customers	$80,247	$67,451
Unconsolidated Affiliates	6,633	7,189

Total Sales	86,880	74,640
COST OF SALES	36,556	30,670

Gross Profit	50,324	43,970

OPERATING EXPENSES:
Selling	15,433	13,150
Research and Development	10,003	8,711
General and Administrative	8,599	6,657
Equity in Income of Affiliates	(1,458)	(712)

OPERATING EXPENSES — NET	32,577	27,806

OPERATING INCOME	17,747	16,164
Interest/Other Income (Expense) — Net	29	(179)

INCOME BEFORE TAXES AND MINORITY INTEREST	17,776	15,985
PROVISION FOR INCOME TAXES	5,155	4,955
MINORITY INTEREST	(86)	223

NET INCOME	$12,707	$10,807

EARNINGS PER SHARE:
BASIC	$.44	$.38
DILUTED	$.43	$.37
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	28,622	28,360
DILUTED	29,544	29,517

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(Dollars in Thousands)	2003	2002

Assets
CURRENT ASSETS:
Cash and cash equivalents	$33,145	$54,284
Accounts receivable (including receivables from unconsolidated affiliates of $8,370 and $7,256, respectively) — net of allowance for doubtful accounts of $2,327 and $2,181, respectively	84,454	78,676
Inventories	76,794	75,860
Prepaid expenses and other current assets	3,159	5,542
Deferred income taxes	5,538	5,616

Total current assets	203,090	219,978

PROPERTY, PLANT, AND EQUIPMENT:
Land and buildings	54,496	54,021
Machinery and equipment	70,094	69,069
Leasehold improvements	9,173	10,022
Construction in progress	24,262	2,487

Total	158,025	135,599
Less accumulated depreciation and amortization	(65,646)	(65,714)

Property, plant, and equipment — net	92,379	69,885

SALES-TYPE AND OPERATING LEASES — net	70,573	66,653
DEFERRED INCOME TAXES	1,367	1,367
INVESTMENTS IN AFFILIATED COMPANIES	23,584	22,245
GOODWILL — Net of accumulated amortization of $11,905 and $11,896	13,337	13,319

TOTAL ASSETS	$404,330	$393,447

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$14,720	$15,608
Accrued liabilities	22,748	27,039
Income taxes payable	7,279	4,955
Notes payable	19,530	19,727

Total current liabilities	64,277	67,329

MINORITY INTEREST	2,524	2,554

SHAREHOLDERS’ EQUITY:
Common Stock-no par value, authorized 60,000,000 shares at March 31, 2003 and December 31, 2002; outstanding 28,647,819 shares and 28,603,779 shares, respectively	61,439	60,807
Retained earnings	292,218	281,228
Accumulated other comprehensive loss	(16,128)	(18,471)

Total shareholders’ equity	337,529	323,564

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$404,330	$393,447

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,

(Dollars in Thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,707	$10,807
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,355	5,725
Equity in undistributed income of unconsolidated affiliates	(1,458)	(712)
Changes in operating assets and liabilities:
Accounts receivable	(4,385)	(4,399)
Inventories	(658)	(2,966)
Prepaid expenses and other current assets	2,811	(2,708)
Accounts payable	(2,120)	(5,217)
Accrued liabilities	(4,639)	1,152
Income taxes payable	2,289	3,713

Net cash flows from operating activities	12,902	5,395

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(24,773)	(2,153)
Sales-type and operating leases	(7,262)	(6,544)

Net cash flows used for investing activities	(32,035)	(8,697)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowing (repayments) of notes payable net	(955)	1,099
Proceeds from exercise of stock options	632	602
Cash dividends paid	(1,717)	(1,702)

Net cash flows used for financing activities	(2,040)	(1)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	34	74

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,139)	(3,229)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,284	31,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,145	$28,605

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The information for the three months ended March 31, 2003 and 2002 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

Note 2 — Inventories

Inventories by major categories are summarized as follows:

	March 31,	December 31,
(Dollars in Thousands)	2003	2002

Raw materials	$36,235	$35,257
Work in process	29,408	30,814
Finished goods	11,151	9,789

Total	$76,794	$75,860

Note 3 — Comprehensive Income

Comprehensive income is summarized as follows:

	Three Months Ended
	March 31,

(Dollars in Thousands)	2003	2002

Net income	$12,707	$10,807
Foreign currency translation adjustment	2,343	(1,857)

Comprehensive income	$15,050	$8,950

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

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

	Three Months Ended
	March 31,

(Dollars in Thousands)	2003	2002

Sales:
IMMULITE (includes service)	$75,653	$62,304
Radioimmunoassay (“RIA”)	6,793	7,864
Other (Includes DPC and non-DPC products)	4,434	4,472

	$86,880	$74,640

The Company is organized and managed by geographic area. Transactions between geographic segments are accounted for as normal sales for internal reporting and management purposes with all intercompany amounts eliminated in consolidation. Sales are attributed to geographic areas based on the location from which the instrument or kit is shipped to the customer. Information reviewed by the Company’s chief operating decision maker on significant geographic segments is prepared on the same basis as the consolidated financial statements and is as follows:

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total

Three Months Ended March 31, 2003
Sales	$56,678	$15,073	$12,675	$6,202	$21,144	$(24,892)	$86,880
Net income	7,024	2,883	420	(197)	2,427	150	12,707
Three Months Ended March 31, 2002
Sales	$55,041	$9,765	$9,070	$7,402	$15,582	$(22,220)	$74,640
Net income	7,698	1,751	1	393	1,137	(173)	10,807

*DPC Biermann includes the Company’s operations in Germany, the Czech Republic, Slovenia, Croatia, and Poland. DPC Medlab includes the Company’s operations in Brazil, Uruguay, Venezuela, Costa Rica, Panama, and Bolivia.

Note 5 — Pro Forma Stock-Based Compensation

The Company has stock option plans under which historically options have been granted at exercise prices equal to the market price at the date of grant. Options granted vest over periods of three to nine years and expire ten years from the date of grant.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for its employee stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which recognizes expense based on the intrinsic value at the date of grant. As stock options have been issued with exercise prices equal to the respective market prices at grant date, no compensation expense has resulted. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to maintain the intrinsic method of accounting for stock options under APB No. 25. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company’s net earnings and earnings per share would have been as follows:

(Amounts in Thousands, except per share data)

	Three Months Ended
	March 31

	2003	2002

Net Earnings
As Reported	$12,707	$10,807
Pro Forma expense	(738)	(673)

Pro Forma	$11,969	$10,134

Net Earnings Per Share
Basic:
As Reported	$0.44	$0.38
Pro Forma Adjustment	(0.02)	(0.02)

Pro Forma	$0.42	$0.36

Diluted:
As Reported	$0.43	$0.37
Pro Forma Adjustment	(0.02)	(0.03)

Pro Forma	$0.41	$0.34

Note 6 — New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As required, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities, if any, initiated after December 31, 2002.

During November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The Company does not currently provide any third-party guarantees.

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS

No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of SFAS No. 149 on the Consolidated Financial Statements.

Note 7 — Commitments and Contingent Liabilities

In the fourth quarter of 2002, the Company discovered internally that its Chinese subsidiary had made certain improper payments that may have violated foreign and U.S. laws. An independent investigation by the audit committee concluded that no senior management of the Company was involved and that there are no apparent similar issues with respect to the Company’s other foreign operations. The Company has implemented additional policies and procedures to ensure compliance with applicable laws and the Company is cooperating with the SEC in its review of this matter. The termination of the improper payments in China may have a significant adverse effect on sales in China. For the year ended December 31, 2002, the Chinese subsidiary had revenues of approximately $9.0 million, less than 3% of total sales. In the first quarter of 2003, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. As of March 31, 2003, $1.4 million remains in the accrual. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the possible non-deductibility of the payments in China. Included in first quarter 2003 general and administrative expense is $650,000 of legal fees related to this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for the historical information contained herein, this report and the following discussion in particular contain forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” and similar expressions) which are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include:

•	the Company’s ability to successfully market new and existing products;

•	the Company’s ability to keep abreast of technological innovations and successfully incorporate them into new products;

•	the Company’s current dependence on sole suppliers for key chemical components in the IMMULITE assays;

•	the risks inherent in the development and release of new products, such as delays, unforeseen costs, technical difficulties, and regulatory approvals;

•	competitive pressures, including technological advances and patents obtained by competitors;

•	environmental risks related to substances regulated by various federal, state, and international laws;

•	currency risks based on the relative strength or weakness of the U.S. dollar;

•	domestic and foreign governmental health care regulation and cost containment measures;

•	political and economic instability in certain foreign markets;

•	changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, or the American Institute of Certified Public Accountants; and

•	the effects of governmental or other actions relating to certain payments by the Company’s Chinese subsidiary.

Results of Operations

The demand for IMMULITE products continues to drive the Company’s performance. The Company’s sales increased 16.4% in the first quarter of 2003 to $86.9 million compared to sales of $74.6 million in the first quarter of 2002. Sales of all IMMULITE products (instruments and reagents) in the first quarter of 2003 were $75.7 million, a 21% increase over the first quarter of 2002. Sales of IMMULITE products represented 87% of first quarter 2003 sales, compared to 83% of first quarter 2002 sales.

Various categories of IMMULITE product line sales in the first quarter of 2003 and 2002 are shown in the following chart:

	2003		2002

		% change
IMMULITE Product Line Sales (000's omitted)	Sales	from 2002	Sales

IMMULITE 2000
Reagents	$41,295	50.1%	$27,516
Instruments and Service	5,242	(21.2)	6,655

Total	$46,537	36.2%	$34,171
IMMULITE (including IMMULITE 1000)
Reagents	$25,257	8.5%	$23,273
Instruments and Service	3,859	(20.6)	4,860

Total	$29,116	3.5%	$28,133

IMMULITE Product Line Sales	$75,653	21.4%	$62,304

The Company shipped a total of 216 IMMULITE systems during the first quarter of 2003, including 141 IMMULITE 2000 systems and 75 IMMULITE One and 1000 systems. The total base of IMMULITE systems shipped grew to 8,369, including 2,532 IMMULITE 2000 systems. In the first quarter of 2002 the Company shipped a total of 245 IMMULITE systems, including 155 IMMULITE 2000 systems.

The reduction in the number of instruments shipped resulted in lower instrument revenue in the first quarter of 2003 as compared to the first quarter of 2002. Instruments are placed in customer locations based on many different forms of agreements. In general, instruments are sold outright, rented, or placed in a customer’s laboratory with an agreement to purchase a certain amount of reagents. Instrument revenue will vary based on the method of instrument placement.

One measure of the penetration of reagent sales is the average amount of reagents sold per instrument shipped. It takes a number of weeks or months after an instrument is shipped for it to become fully functional with regard to reagent utilization. The Company calculates quarterly reagent utilization per instrument by dividing the reagent sales for the current quarter by the total number of instruments shipped as of the end of the previous quarter. For the first quarter of 2003, IMMULITE 2000 reagent utilization per instrument was $17,217 and IMMULITE reagent utilization per instrument was $4,383 as compared to the first quarter of 2002, when they were $15,581 and $4,388 respectively. Increases in utilization on the IMMULITE 2000 are in part a result of a larger test menu including Hepatitis B tests and the strength of the Euro relative to the dollar. The drop in average utilization per instrument on the IMMULITE is expected to continue as high volume IMMULITE installations are replaced with IMMULITE 2000’s and incremental IMMULITE placements go into lower volume environments.

Sales of the Company’s RIA products declined approximately 14% in the first quarter of 2003, representing 8% of sales, compared to 11% of sales in the first quarter of 2001. This trend is expected to continue. Sales of other DPC products, including non-IMMULITE allergy reagents, increased by 17% from the first quarter of 2002 and remained at 4% of sales. Sales of non-DPC products, primarily through its consolidated international affiliates, decreased 27% in the first quarter of 2003 to $1.3 million or 2% of sales.

In the first quarter of 2003, sales to domestic customers grew by 18%, and remained at 28% of total sales, due to increased penetration into most customer segments, including a positive response to the Company’s Hepatitis B assays. Sales to foreign customers grew at 16%. Due to the significance of foreign sales (72% of total sales), in particular in Europe and Brazil, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. In the first quarter of 2003, the strong Euro net of the weak Real had a 6% positive impact on sales. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

Gross profit as a percentage of sales decreased to 57.9% in the first quarter of 2003 from 58.9% in the first quarter of 2002. The reduction in gross margin was due in part to increased cost of sales in Los Angeles and New Jersey due to reduced manufacturing volumes, as well as increased cost of sales in Brazil due to the weak Real. Reagent inventory levels at the Company’s international affiliates fell during the quarter; it is expected that these inventories will not fall further and if reagent sales remain strong manufacturing levels should increase. Gross margins are also impacted by product mix, customer mix, and currency movements.

Selling expense increased by 17% in dollar terms and as a percentage of sales increased slightly to approximately 17.8% in the first quarter of 2003 from 17.6% in 2002. Research and development expense increased by 15% in dollar terms but decreased to 11.5% of sales in 2003 from 11.7% in the first quarter of 2002.

General and administrative expenses increased by 29% in the first quarter of 2003 compared to the first quarter of 2002 and increased as a percentage of sales to 9.9% in 2003, from 8.9% in 2002. Included in general and administrative expense in 2003 was approximately $650,000 in legal fees related to the Company’s internal investigation of certain payments by its Company’s Chinese subsidiary. Although a review of this matter is ongoing, it is anticipated that these expenses will be lower in future periods. See note 7 of notes to consolidated financial statements.

Equity in income of affiliates represents the Company’s share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased to $1.5 million in the first quarter of 2003 from $712,000 in the first quarter of 2002.

Interest/other income (expense)-net includes interest income, interest expense, and foreign exchange transaction losses and gains. The net amount was income of $29,000 in the first quarter of 2003 versus expense of $179,000 in 2002. This difference was driven in part by a $581,000 change in foreign currency transaction losses from a loss of $82,000 in 2002 to a gain of $499,000 in 2003, net of increases in interest paid and other expense of $373,000.

The Company’s effective tax rate includes federal, state, and foreign taxes. The Company’s tax rate decreased to 29.0% in the first quarter of 2003 from 31.0% in the first quarter of 2002.

Net income increased 18% to $12.7 million in the first quarter of 2003 or $.43 per diluted share from $10.8 million or $.37 per diluted share in the first quarter of 2002.

Critical Accounting Policies

Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At March 31, 2003 and December 31, 2002, the Company had cash and cash equivalents of $33.1 million and $54.2 million, respectively. Net cash flow from operating activities was $12.9 million in the first quarter of 2003 and $5.4 million in the first quarter of 2002. The increase is a result of net income and depreciation and amortization, net of changes in operating assets and liabilities. Additions to property, plant, and equipment in the first quarter of 2003 were $24.8 million, compared to $2.2 million in the first quarter of 2002. The decrease in cash and the increase in plant property and equipment in 2003 were primarily due to the purchase of a new corporate headquarters building for approximately $22 million in cash. This building will be fitted out for an additional $7-8 million of cost. It is anticipated that it will be occupied in early 2004. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases was $7.3 million in the first quarter of 2003 compared to $6.5 million in the first quarter of 2002. These leases have periods ranging from three to five years. The Company decreased borrowings by $1.0 million in the first quarter of 2003 and increased borrowings by $1.1 million in the first quarter of 2002. The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.”

The Company has a $20 million domestic unsecured line of credit under which there were no borrowings outstanding at March 31, 2003 or December 31, 2002. The Company had other notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in their local currency, some of which are guaranteed by the Company) of $19.5 million at March 31, 2003 compared to $19.7 million at December 31, 2002. The Company received $632,000 from the exercise of stock options in the first quarter of 2003 versus $602,000 in the first quarter of 2002. The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As required, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities, if any, initiated after December 31, 2002.

During November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The Company does not currently provide any third-party guarantees.

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of SFAS No. 149 on the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended March 31, 2003, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

10.1 Agreement of Sale and Purchase dated January 3, 2003

99.1 Officers’ Certification

(b)	Reports on Form 8-K.

The Registrant filed a current report on Form 8-K to report on Item 5 and 7 on February 18, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering	President and	May 14, 2003
Chief Executive Officer and
Michael Ziering	Chairman of the Board (Principal Executive Officer) Director

/s/ James L. Brill	Vice President-Finance	May 14, 2003
(Principal Financial and
James L. Brill	Accounting Officer)

CERTIFICATION

I, Michael Ziering, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diagnostic Products Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated May 14, 2003

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

Dated May 14, 2003

/s/ James L. Brill

James L. Brill, Chief Financial Officer

EXHIBIT INDEX

10.1	Agreement of Sale and Purchase dated January 3, 2003
99.1	Officer’s Certification