Form 10-Q
period 2003-06-30
DIAGNOSTIC PRODUCTS CORP
filed 2003-08-13
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

YES [X] NO [   ]

The number of shares of Common Stock, no par value, outstanding as of August 1, 2003, was 28,747,432.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars In Thousands, except per share data)
SALES:
Non-Affiliated Customers	$88,186	$76,102	$168,433	$143,553
Unconsolidated Affiliates	7,765	8,434	14,398	15,623

Total Sales	95,951	84,536	182,831	159,176
COST OF SALES	39,964	35,692	76,520	66,362

Gross Profit	55,987	48,844	106,311	92,814

OPERATING EXPENSES:
Selling	15,622	13,448	31,055	26,598
Research and Development	10,047	9,319	20,050	18,030
General and Administrative	8,308	7,560	16,908	14,217
Equity in Income of Affiliates	(1,463)	(1,118)	(2,921)	(1,830)

OPERATING EXPENSES — NET	32,514	29,209	65,092	57,015

OPERATING INCOME	23,473	19,635	41,219	35,799
Interest/Other Income — Net	124	610	153	431

INCOME BEFORE TAXES AND MINORITY INTEREST	23,597	20,245	41,372	36,230
PROVISION FOR INCOME TAXES	6,843	6,276	11,998	11,231
MINORITY INTEREST	132	(81)	45	142

NET INCOME	$16,622	$14,050	$29,329	$24,857

EARNINGS PER SHARE:
BASIC	$.58	$.49	$1.02	$.87
DILUTED	$.56	$.47	$.99	$.84
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	28,690	28,465	28,656	28,413
DILUTED	29,659	29,723	29,576	29,625

See Accompanying Notes to Consolidated Financial Statements

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2003	2002

	(Dollars in Thousands)
Assets
CURRENT ASSETS:
Cash and cash equivalents	$40,441	$54,284
Accounts receivable (including receivables from unconsolidated affiliates of $9,248 and $7,256, respectively) – net of allowance for doubtful accounts of $2,508 and $2,181, respectively	90,592	78,676
Inventories	82,917	75,860
Prepaid expenses and other current assets	8,282	5,542
Deferred income taxes	5,518	5,616

Total current assets	227,750	219,978
PROPERTY, PLANT, AND EQUIPMENT:
Land and buildings	56,518	54,021
Machinery and equipment	72,844	69,069
Leasehold improvements	9,205	10,022
Construction in progress	25,587	2,487

Total	164,154	135,599
Less accumulated depreciation and amortization	(69,254)	(65,714)

Property, plant, and equipment – net	94,900	69,885
SALES-TYPE AND OPERATING LEASES – net	73,375	66,653
DEFERRED INCOME TAXES	1,367	1,367
INVESTMENTS IN AFFILIATED COMPANIES	27,054	22,245
GOODWILL – Net of accumulated amortization of $11,923 and $11,896	13,361	13,319

TOTAL ASSETS	$437,807	$393,447

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$17,109	$15,608
Accrued liabilities	25,395	27,039
Income taxes payable	6,861	4,955
Notes payable	23,035	19,727

Total current liabilities	72,400	67,329
MINORITY INTEREST	2,605	2,554
SHAREHOLDERS’ EQUITY:
Common Stock–no par value, authorized 60,000,000 shares; outstanding 28,719,942 shares and 28,603,779 shares, respectively	62,531	60,807
Retained earnings	307,118	281,228
Accumulated other comprehensive loss	(6,847)	(18,471)

Total shareholders’ equity	362,802	323,564

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$437,807	$393,447

See Accompanying Notes to Consolidated Financial Statements

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,329	$24,857
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,487	12,715
Equity in undistributed income of unconsolidated affiliates	(2,474)	(1,830)
Deferred income taxes	432
Changes in operating assets and liabilities:
Accounts receivable	(7,238)	(10,764)
Inventories	(5,183)	(4,788)
Prepaid expenses and other current assets	(1,768)	(1,971)
Accounts payable	(1,864)	(10,560)
Accrued liabilities	(2,963)	6,416
Income taxes payable	1,522	2,744

Net cash flows from operating activities	26,280	16,819

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(27,881)	(5,412)
Sales-type and operating leases	(11,068)	(15,343)
Investment in affiliated companies	—	(946)

Net cash flows used for investing activities	(38,949)	(21,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of notes payable-net	1,320	1,581
Proceeds from exercise of stock options	1,724	2,964
Cash dividends paid	(3,439)	(3,404)

Net cash flows from financing activities	(395)	1,141

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(779)	1,402

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,843)	(2,339)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,284	31,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,441	$29,495

See Accompanying Notes to Consolidated Financial Statements

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Basis of Presentation

The information for the three and six-month periods ended June 30, 2003 and 2002 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

Pro Forma Stock-Based Compensation

The Company has stock option plans under which options have been granted at exercise prices equal to the market price at the date of grant. Options granted vest over periods of three to nine years and expire ten years from the date of grant.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in Thousands, except per share data)
Net Earnings
As Reported	$16,622	$14,050	$29,329	$24,857
Pro Forma expense	(738)	(673)	(1,476)	(1,346)

Pro Forma	$15,884	$13,377	$27,853	$23,511

Net Earnings Per Share
Basic:
As Reported	$0.58	$0.49	$1.02	$0.87
Pro Forma Adjustment	(0.03)	(0.02)	(0.05)	(0.04)

Pro Forma	$0.55	$0.47	$0.97	$0.83

Diluted:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Amounts in Thousands, except per share data)
As Reported	$0.56	$0.47	$0.99	$0.84
Pro Forma Adjustment	(0.02)	(0.02)	(0.05)	(0.05)

Pro Forma	$0.54	$0.45	$0.94	$0.79

Note 2 – Inventories

Inventories by major categories are summarized as follows:

	June 30,	December 31,
	2003	2002

	(Dollars in Thousands)
Raw materials	$35,813	$35,257
Work in process	36,398	30,814
Finished goods	10,706	9,789

Total	$82,917	$75,860

Note 3 – Comprehensive Income

Comprehensive income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in Thousands)
Net income	$16,622	$14,050	$29,329	$24,857
Foreign currency translation adjustment	9,281	7,774	11,624	5,917

Comprehensive income	$25,903	$21,824	$40,953	$30,774

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Note 4 – Segment and Product Line Information

The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment, as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufactures its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors, including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Croatia, Slovenia, Spain, The Netherlands, Belgium, Luxemborg, Finland, Norway, France, Australia, New Zealand, China, Brazil, Uruguay, Bolivia, Venezuela, Costa Rica, Panama, Sweden, Latvia, Lithuania, Estonia, and Denmark.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in Thousands)
Sales:
IMMULITE (includes service)	$85,173	$71,683	$160,827	$133,987
Radioimmunoassay (“RIA”)	6,935	7,903	13,727	15,767
Other (Includes DPC and non-DPC products)	3,843	4,950	8,277	9,422

	$95,951	$84,536	$182,831	$159,176

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

			DPC
			Biermann	DPC Medlab		Less:
		Euro/DPC Limited	(German	(Brazilian		Intersegment
	United States	(United Kingdom)	Group)*	Group)*	Other	Elimination	Total

	(Dollars in Thousands)
Three Months Ended June 30, 2003
Sales	$61,455	$16,804	$13,012	$7,742	$22,025	$(25,087)	$95,951
Net income (loss)	9,859	3,343	386	300	2,815	(81)	16,622
Three Months Ended June 30, 2002
Sales	$60,966	$11,775	$10,159	$8,833	$18,756	$(25,953)	$84,536
Net income (loss)	8,873	2,660	453	(71)	2,009	126	14,050

			DPC
			Biermann	DPC Medlab		Less:
		Euro/DPC Limited	(German	(Brazilian		Intersegment
	United States	(United Kingdom)	Group)*	Group)*	Other	Elimination	Total

	(Dollars in Thousands)
Six Months Ended June 30, 2003
Sales	$118,133	$31,877	$25,687	$13,944	$43,169	$(49,979)	$182,831
Net income (loss)	16,883	6,226	806	103	5,242	69	29,329
Six Months Ended June 30, 2002
Sales	$116,007	$21,540	$19,229	$16,235	$34,338	$(48,173)	$159,176
Net income (loss)	16,571	4,411	454	323	3,145	(47)	24,857

			DPC
			Biermann	DPC Medlab		Less:
		Euro/DPC Limited	(German	(Brazilian		Intersegment
	United States	(United Kingdom)	Group)*	Group)*	Other	Elimination	Total

	(Dollars in Thousands)
Total Assets
June 30, 2003	$461,136	$53,076	$52,810	$27,241	$80,030	$(236,486)	$437,807
December 31, 2002	416,758	44,958	49,071	21,055	69,932	(208,327)	393,447

•     DPC Biermann includes the Company’s operations in Germany, the Czech Republic, Poland, Croatia, and Slovenia. DPC Medlab includes the Company’s operations in Brazil, Uruguay, Venezuela, Costa Rica, Bolivia, and Panama.

Note 5 – New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after

December 31, 2002. As required, the Company will apply provisions of SFAS No. 146 prospectively to exit or disposal activities, if any, initiated after December 31, 2002.

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

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of SFAS No. 149 on its Consolidated Financial Statements.

In May, the Financial Accounting Standards Board issued SFAS No. 150 “Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities.” SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that will be impacted by SFAS No. 150.

Note 6 – Commitments and Contingent Liabilities

In the fourth quarter of 2002, the Company discovered internally that its Chinese subsidiary had made certain improper payments that may have violated foreign and U.S. laws. An independent investigation by the audit committee concluded that no senior management of the Company was involved and that there are no apparent similar issues with respect to the Company’s other foreign operations. The Company has implemented additional policies and procedures to ensure compliance with applicable laws and the Company is cooperating with the SEC in its review of this matter. The termination of the improper payments in China may have a significant adverse effect on sales in China. For the year ended December 31, 2002, the Chinese subsidiary had revenues of approximately $9.0 million, less than 3% of total sales. In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. As of June 30, 2003, $1.4 million remains in the accrual. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the possible non-deductibility of the payments in China. Additional legal expenses of approximately $750,000 have been incurred and charged to general and administrative expense during the six month period ended June 30, 2003.

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

Results of Operations

The sale of IMMULITE products continues to drive the Company’s performance. The Company’s sales increased 13.5% in the second quarter of 2003 to $96.0 million compared to sales of $84.5 million in the second quarter of 2002. In the first six months of 2003, the Company’s sales increased 14.9% to $182.8 million from $159.2 million in the first six months of 2002. Sales of all IMMULITE products (instruments and reagents) in the second quarter of 2003 were $85.2 million, a 19% increase over the second quarter of 2002. In the first six months of 2003, sales of all IMMULITE products were $160.8 million, a 20% increase over the same period of 2002. Sales of IMMULITE products represented 89% of second quarter 2003 sales, compared to 85% of second quarter 2002 sales. In the first six months of 2003, sales of IMMULITE products represented 88% of sales versus 84% in the same period of 2002. Various categories of IMMULITE product line sales in the second quarter and in the first six months of 2003 and 2002 are shown in the following chart:

IMMULITE Product Line Sales

	Three Months ended June 30,			Six Months ended June 30,

	2003		2002	2003		2002

		% change			% change
	Sales	from 2002	Sales	Sales	from 2002	Sales

	(Dollars In Thousands)
IMMULITE 2000
Reagents	$46,132	39.8%	$32,992	$87,427	44.5%	$60,508
Instruments and Service	7,902	(5.8%)	8,387	13,145	(12.6%)	15,042

Total	$54,034	30.6%	$41,379	$100,572	33.1%	$75,550

IMMULITE (including IMMULITE 1000)
Reagents	$26,629	4.2%	$25,548	$51,885	6.3%	$48,821
Instruments and Service	4,510	(5.2%)	4,756	8,370	(13.0%)	9,616

Total	$31,139	2.8%	$30,304	$60,255	3.1%	$58,437

IMMULITE
Product Line Sales	$85,173	18.8%	$71,683	$160,827	20.0%	$133,987

The Company shipped a total of 201 IMMULITE systems during the second quarter of 2003, including 123 IMMULITE 2000 systems and 78 IMMULITE One and 1000 systems. The total base of IMMULITE systems shipped grew to 8,570, including 2,655 IMMULITE 2000 systems. In the second quarter of 2002 the Company shipped a total of 315 IMMULITE systems, including 183 IMMULITE 2000 systems.

The reduction in the number of instruments shipped resulted in lower instrument revenue in the second quarter of 2003 as compared to the second quarter of 2002. It is anticipated that for the year the Company will ship closer to 500 IMMULITE 2000 instruments rather than 600 previously expected. Instruments are placed in customer locations based on many different forms of agreements. In general, instruments are sold, rented, or placed in a customer’s laboratory with an agreement to purchase a certain amount of reagents. Instrument revenue will vary based on the method of instrument placement. In the United States, the Company has placed more instruments in the first six months of 2003 based on minimum reagent usage commitments which are reflected in reagent revenues only.

One measure of the penetration of reagent sales is the average amount of reagents sold per instrument shipped. It takes a number of weeks or months after an instrument is shipped for it to become fully functional with regard to reagent utilization. The Company calculates quarterly reagent utilization per instrument by dividing the reagent sales for the current quarter by the total number of instruments shipped as of the end of the previous quarter. For the second quarter of 2003, IMMULITE 2000 reagent utilization per instrument was $18,220 and IMMULITE reagent utilization per instrument was $4,562 as compared to the second quarter of 2002, when they were $17,174 and $4,736 respectively. Increases in utilization on the IMMULITE 2000 are in part a result of a larger test menu including Hepatitis B tests and the strength of the Euro relative to the dollar. The drop in average utilization per instrument on the IMMULITE is expected to continue as high volume IMMULITE installations are replaced with IMMULITE 2000’s and incremental IMMULITE placements go into lower volume environments.

Sales of the Company’s RIA products declined approximately 12% in the second quarter of 2003, representing 7% of sales, compared to 9% of sales in the second quarter of 2002. This trend is expected to continue. Sales of other DPC products, including non-IMMULITE allergy reagents, decreased by 24% from the second quarter of 2002 and fell to 3% of sales from 4% in 2002. Sales of non-DPC products, primarily through its consolidated international affiliates, decreased 22% in the second quarter of 2003 to $1.3 million or 1% of sales.

In the second quarter of 2003, sales to domestic customers grew by 19%, and increased to 29% of total sales, due to increased penetration into most customer segments, including a positive response to the Company’s Hepatitis B assays. Sales to foreign customers grew at 11%. Due to the significance of foreign sales (71% of total sales), in particular in Europe and Brazil, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income, and when the dollar weakens the effect is the opposite, higher sales and net income. In the second quarter of 2003, the strong Euro net of the weak Real had a positive impact on sales of approximately 7%. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

Gross profit as a percentage of sales increased to 58.3% in the second quarter of 2003 from 57.8% in the second quarter of 2002. The increase in gross margin was due in part to an increase in reagent sales, particularly IMMULITE 2000 reagent sales, relative to instrument sales and the strength of the Euro relative to the dollar, as a majority of the reagents are manufactured in the United States and their cost is based in dollars. In addition, sales to United States end users increased faster than those to third party distributors, which typically have lower gross margins. In the first six months of 2003 gross profit as a percentage of sales was 58.1%, slightly less than 58.3% in the first six months of 2002. Gross margins are also impacted by product mix, customer mix, and currency movements.

Selling expense increased by 16% in dollar terms and as a percentage of sales increased slightly to 16.3% in the second quarter of 2003 from 15.9% in 2002. In the first six months of 2003 selling expense increased by 17% and increased as a percent of sales as well, to 17.0% from 16.7% in 2002. The increase in selling expense was primarily related to the increase in sales and the strength of the Euro. Research and development expense increased by 8% in the second quarter of 2003 but decreased to 10.5% of sales in 2003 from 11.0% in the second quarter of 2002. In the first six months of 2003 research and development expense increased by 11% and decreased as a percent of sales to 11.0% from 11.3% in 2002.

General and administrative expenses increased by 10% in the second quarter of 2003 compared to the second quarter of 2002 and decreased as a percentage of sales to 8.7% in 2003, from 8.9% in 2002. In the first six months of 2003 General and Administrative expenses increased 19% to 9.3% of sales from 8.9% in 2002. Included in general and administrative expenses in the first quarter of 2003 was approximately $650,000 in legal fees related to the Company’s internal investigation of certain payments by its Company’s Chinese subsidiary. Although a review of this matter is ongoing, those expenses were significantly lower at approximately $100,000 in the second quarter. It is anticipated that these expenses will continue to be lower in future periods. See note 6 of notes to consolidated financial statements for a discussion of the Chinese subsidiary matter. The strong Euro also resulted in higher general and administrative expenses.

Equity in income of affiliates represents the Company’s share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased to $1.5 million in the second quarter of 2003 from $1.1 million in the second quarter of 2002, and in the first six months of 2003 this amount increased to $2.9 million from $1.8 million. The increases were due primarily to increased income in the Company’s Italian distributor.

Interest/other income-net includes interest income, interest expense, and foreign exchange transaction losses and gains. The net amount was income of $124,000 in the second quarter of 2003 versus income of $610,000 in 2002. This difference was driven in part by a $158,000 decrease in foreign currency transaction gains from a gain of $769,000 in 2002 to a gain of $611,000 in 2003, net of increases in interest paid and other expense of $326,000. Foreign currency transaction gains increased to $1.1 million in the first six months of 2003 from $687,000 in 2002 while interest paid and other expense increased to $959,000 in the first six months of 2003 from $258,000 in 2002.

The Company’s effective tax rate includes federal, state, and foreign taxes. The Company’s income tax rate decreased to 29.0% in the second quarter and first six months of 2003 from 31.0% in the second quarter and first six months of 2002.

Net income increased 18% to $16.6 million in the second quarter of 2003 or $.56 per diluted share from $14.1 million or $.47 per diluted share in the second quarter of 2002. Net income for the first six months of 2003 increased 18% to $29.3 million or $.99 per diluted share from $24.9 million or $.84 per diluted share in 2002.

Contractual Obligations and Commitments

Management’s beliefs regarding contractual obligations and commitments have not changed significantly from those disclosed in Item 7 of the Company’s annual report on form 10-K for the year ended December 31, 2001.

Critical Accounting Policies

Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At June 30, 2003 and December 31, 2002, the Company had cash and cash equivalents of $40.4 million and $54.3 million, respectively. Net cash flow from operating activities was $26.3 million in the first six months of 2003 and $16.8 million in the first six months of 2002. The increase is a result of net income, depreciation and amortization, and other non-cash items of $8.0 million and a decrease in cash used by changes in operating assets and liabilities of $1.5 million. Additions to property, plant, and equipment in the first six months of 2003 were $27.9 million, compared to $5.4 million in the first six months of 2002. The increase was primarily due to the purchase of a new corporate headquarters building for approximately $22 million in cash. An additional $8-10 million is expected to be spent to fit out this building. It is anticipated that it will be occupied in early 2004. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases was $11.1 million in the first six months of 2003 compared to $15.3 million in the first six months of 2002. These leases typically have periods ranging from three to five years. The Company increased borrowings in its foreign affiliates by $1.3 million in the first six months of 2003 and by $1.6 million in the first six months of 2002.

The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.”

The Company has a $20 million domestic unsecured line of credit under which there were no borrowings outstanding at June 30, 2003 or December 31, 2002. The Company had other notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in their local currency, some of which are guaranteed by the Company) of $23.0 million at June 30, 2003 compared to $19.7 million at December 31, 2002. The Company received $1.7 million from the exercise of stock options in the first six months of 2003 versus $3.0 million in the first six months of 2002. The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As required, the Company will apply provisions of SFAS No. 146 prospectively to exit or disposal activities, if any, initiated after December 31, 2002.

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

In May, the Financial Accounting Standards Board issued SFAS No. 150 “Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities.” SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that will be impacted by SFAS No. 150.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended June 30, 2003, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There has been no change in the Company’s internal controls over financial reporting identified in connection with such evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following persons were elected Directors at the Annual Meeting of Shareholders held May 6, 2003:

	Votes Cast

	For	Withhold

Sidney A. Aroesty	22,204,632	4,021,468
Frederick Frank	21,480,821	4,745,279
Kenneth A. Merchant	26,104,211	121,889
Maxwell H. Salter	21,792,054	4,434,050
James D. Watson	21,781,692	4,444,408
Ira Ziering	21,937,082	4,289,018
Michael Ziering	21,957,582	4,268,518

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1	Certificate of Chief Executive Officer
31.2	Certificate of Chief Financial Officer
32.1	Section 906 Officer’s Certification

(b) Reports on Form 8-K.

The Registrant filed a current report on Form 8-K to report on Item 7 and 9 on April 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION (Registrant)

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	August 12, 2003

/s/ James L. Brill James L. Brill	Vice President-Finance (Principal Financial and Accounting Officer)	August 12, 2003

EXHIBIT INDEX

Exhibit
Number	Description

31.1	CERTIFICATE OF CHIEF EXECUTIVE OFFICER
31.2	CERTIFICATE OF CHIEF FINANCIAL OFFICER
32.1	SECTION 906 OFFICER’S CERTIFICATION