Form 10-Q
period 2003-09-30
DIAGNOSTIC PRODUCTS CORP
filed 2003-11-14
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES ☑      NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☑      NO ☐

The number of shares of Common Stock, no par value, outstanding as of October 31, 2003, was 28,825,425.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(Dollars In Thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

SALES:
Non-Affiliated Customers	$87,483	$72,227	$255,916	$215,780
Unconsolidated Affiliates	6,254	7,185	20,652	22,808

Total Sales	93,737	79,412	276,568	238,588
COST OF SALES	41,335	34,229	117,855	100,590

Gross Profit	52,402	45,183	158,713	137,998

OPERATING EXPENSES:
Selling	15,649	13,165	46,704	39,763
Research and Development	10,037	9,326	30,087	27,355
General and Administrative	8,401	7,240	25,309	21,457
Sale of Product Line	(4,218)		(4,218)
Equity in Income of Affiliates	(1,280)	(604)	(4,201)	(2,434)

OPERATING EXPENSES — NET	28,589	29,127	93,681	86,141

OPERATING INCOME	23,813	16,056	65,032	51,857
Interest/Other Income (Expense) — Net	283	(2,352)	436	(1,922)

INCOME BEFORE TAXES AND MINORITY INTEREST	24,096	13,704	65,468	49,935
PROVISION FOR INCOME TAXES	6,988	4,248	18,986	15,480
MINORITY INTEREST	143	(450)	189	(308)

NET INCOME	$16,965	$9,906	$46,293	$34,763

EARNINGS PER SHARE:
BASIC	$.59	$.35	$1.61	$1.22
DILUTED	$.57	$.34	$1.56	$1.17
WEIGHTED-AVERAGE SHARES OUTSTANDING:
BASIC	28,760	28,540	28,691	28,456
DILUTED	29,697	29,506	29,638	29,619

See Accompanying Notes to Consolidated Financial Statements

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars in Thousands)
	September 30,	December 31,
	2003	2002

Assets
CURRENT ASSETS:
Cash and cash equivalents	$56,871	$54,284
Accounts receivable (including receivables from unconsolidated affiliates of $7,075 and $7,256, respectively) — net of allowance for doubtful accounts of $2,612 and $2,181, respectively	87,097	78,676
Inventories	83,885	75,860
Prepaid expenses and other current assets	6,186	5,542
Deferred income taxes	4,153	5,616

Total current assets	238,192	219,978
PROPERTY, PLANT, AND EQUIPMENT:
Land and buildings	56,800	54,021
Machinery and equipment	75,679	69,069
Leasehold improvements	9,341	10,022
Construction in progress	27,420	2,487

Total	169,240	135,599
Less accumulated depreciation and amortization	(71,512)	(65,714)

Property, plant, and equipment — net	97,728	69,885
SALES-TYPE AND OPERATING LEASES — net	75,124	66,653
DEFERRED INCOME TAXES	1,367	1,367
INVESTMENTS IN AFFILIATED COMPANIES	28,683	22,245
OTHER ASSETS	4,915
GOODWILL — Net of accumulated amortization of $11,908 and $11,896	13,386	13,319

TOTAL ASSETS	$459,395	$393,447

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$17,962	$15,608
Accrued liabilities	30,747	27,039
Income taxes payable	8,456	4,955
Notes payable	21,265	19,727

Total current liabilities	78,430	67,329
MINORITY INTEREST	2,722	2,554
SHAREHOLDERS’ EQUITY:
Common Stock-no par value, authorized 60,000,000 shares; outstanding 28,792,205 shares and 28,603,779 shares, respectively	63,556	60,807
Retained earnings	322,358	281,228
Accumulated other comprehensive loss	(7,671)	(18,471)

Total shareholders’ equity	378,243	323,564

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$459,395	$393,447

See Accompanying Notes to Consolidated Financial Statements

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(Dollars in Thousands)	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,293	$34,763
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	25,444	21,413
Equity in undistributed income of unconsolidated affiliates	(3,754)	(2,434)
Deferred income taxes	755	—
Changes in operating assets and liabilities:
Accounts receivable	(4,010)	(6,001)
Inventories	(6,004)	(9,852)
Prepaid expenses and other current assets	(3,601)	(1,860)
Accounts payable	(1,419)	(4,816)
Accrued liabilities	2,354	10,207
Income taxes payable	3,085	836

Net cash flows from operating activities	59,143	42,256

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(32,695)	(8,095)
Sales-type and operating leases	(17,610)	(21,628)
Investment in affiliated companies		(1,373)

Net cash flows used for investing activities	(50,305)	(31,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable-net	(699)	(1,034)
Proceeds from exercise of stock options	2,749	3,180
Cash dividends paid	(5,164)	(5,116)

Net cash flows used for financing activities	(3,114)	(2,970)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,137)	2,943

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,587	11,133
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,284	31,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,871	$42,967

See Accompanying Notes to Consolidated Financial Statements

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The information for the three and nine-month periods ended September 30, 2003 and 2002 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

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

(Amounts in Thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Earnings
As Reported	$16,965	$9,906	$46,293	$34,763
Pro Forma expense	(745)	(673)	(2,221)	(2,019)

Pro Forma	$16,220	$9,233	$44,072	$32,744

Net Earnings Per Share
Basic:
As Reported	$0.59	$0.35	$1.61	$1.22
Pro Forma Adjustment	(0.03)	(0.02)	(0.08)	(0.07)

Pro Forma	$0.56	$0.33	$1.53	$1.15

Diluted:
As Reported	$0.57	$0.34	$1.56	$1.17
Pro Forma Adjustment	(0.03)	(0.02)	(0.07)	(0.07)

Pro Forma	$0.54	$0.32	$1.49	$1.10

Note 2 — Inventories

Inventories by major categories are summarized as follows:

(Dollars in Thousands)	September 30,	December 31,
	2003	2002

Raw materials	$36,663	$35,257
Work in process	37,876	30,814
Finished goods	9,346	9,789

Total	$83,885	$75,860

Note 3 — Comprehensive Income

Comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	September 30,		September 30,

	2003	2002	2003	2002

Net income	$16,965	$9,906	$46,293	$34,763
Foreign currency translation adjustment	(824)	(3,266)	10,800	2,651

Comprehensive income	$16,141	$6,640	$57,093	$37,414

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

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

(Dollars in Thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales:
IMMULITE (including service)	$82,875	$68,103	$243,703	$202,094
Radioimmunoassay (“RIA”)	6,572	7,276	20,300	23,043
Other (Includes DPC and non-DPC products)	4,290	4,033	12,565	13,451

	$93,737	$79,412	$276,568	$238,588

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

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total

(Dollars in Thousands)
Three Months Ended September 30, 2003
Sales	$59,825	$16,324	$12,661	$8,752	$20,701	$(24,526)	$93,737
Net income (loss)	10,972	3,113	504	326	2,130	(80)	16,965
Three Months Ended September 30, 2002
Sales	$53,537	$11,155	$10,259	$7,054	$16,894	$(19,487)	$79,412
Net income (loss)	7,704	2,264	34	(1,022)	439	487	9,906
(Dollars in Thousands)
Nine Months Ended September 30, 2003
Sales	$177,958	$48,201	$38,348	$22,696	$63,870	$(74,505)	$276,568
Net income (loss)	27,854	9,339	1,310	429	7,372	(11)	46,293
Nine Months Ended September 30, 2002
Sales	$169,544	$32,695	$29,488	$23,289	$51,232	$(67,660)	$238,588
Net income (loss)	24,275	6,675	488	(699)	3,584	440	34,763
(Dollars in Thousands)
Total Assets
September 30, 2003	$489,466	$56,444	$53,716	$28,514	$83,666	$(252,411)	$459,395
December 31, 2002	416,758	44,958	49,071	21,055	69,932	(208,327)	393,447

*DPC Biermann includes the Company’s operations in Germany, the Czech Republic, Poland, Croatia, and Slovenia. DPC Medlab includes the Company’s operations in Brazil, Uruguay, Venezuela, Costa Rica, Bolivia, and Panama.

Note 5 — New Accounting Pronouncements

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

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. As required, the Company will apply the provisions of SFAS No. 149 prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 “Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities”. SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that will be impacted by SFAS No. 150.

Note 6 — Commitments and Contingent Liabilities

In the fourth quarter of 2002, the Company discovered internally that its Chinese subsidiary had made certain improper payments that may have violated foreign and U.S. laws. An independent investigation by the audit committee concluded that no senior management of the Company was involved and that there are no apparent similar issues with respect to the Company’s other foreign operations. The Company has implemented additional policies and procedures to ensure compliance with applicable laws and the Company is cooperating with the SEC in its review of this matter. The termination of the improper payments in China may have a significant adverse effect on sales in China. For the year ended December 31, 2002, the Chinese subsidiary had revenues of approximately $9.0 million, less than 3% of total sales. In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. As of September 30, 2003, $1.4 million remains in the accrual, which consists principally of estimated penalties and/or fines that the Company may incur to resolve this matter. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the possible non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and related tax matters. Additional legal expenses of approximately $775,000 have been incurred and charged to general and administrative expense during the nine month period ended September 30, 2003.

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

Results of Operations

The sale of IMMULITE products continues to drive the Company’s performance. The Company’s sales increased 18.0% in the third quarter of 2003 to $93.7 million compared to sales of $79.4 million in the third quarter of 2002. In the first nine months of 2003, the Company’s sales increased 15.9% to $276.6 million from $238.6 million in the first nine months of 2002. Sales of all IMMULITE products (instruments and reagents) in the third quarter of 2003 were $82.9 million, a 22% increase over the third quarter of 2002. In the first nine months of 2003, sales of all IMMULITE products were $243.7 million, a 21% increase over the same period of 2002. Sales of IMMULITE products represented 88% of third quarter 2003 sales, compared to 86% of third quarter 2002 sales. In the first nine months of 2003, sales of IMMULITE products represented 88% of sales versus 85% in the same period of 2002. Various categories of IMMULITE product line sales in the third quarter and in the first nine months of 2003 and 2002 are shown in the following chart:

IMMULITE Product Line Sales	Three Months ended September 30,			Nine Months ended September 30,
(Dollars In Thousands)	2003		2002	2003		2002

		% change			% change
	Sales	from 2002	Sales	Sales	from 2002	Sales

IMMULITE 2000
Reagents	$45,250	42.2%	$31,819	$132,677	43.7%	$92,326
Instruments and Service	6,523	(22.4%)	8,411	19,669	(16.2%)	23,456

Total	$51,773	28.7%	$40,230	$152,346	31.6%	$115,782
IMMULITE (including IMMULITE 1000)
Reagents	$25,835	9.1%	$23,682	$77,721	7.2%	$72,502
Instruments and Service	5,267	25.7%	4,191	13,636	(1.3%)	13,810

Total	$31,102	11.6%	$27,873	$91,357	5.9%	$86,312

IMMULITE
Product Line Sales	$82,875	21.7%	$68,103	$243,703	20.6%	$202,094

The Company shipped a total of 198 IMMULITE systems during the third quarter of 2003, including 113 IMMULITE 2000 systems and 85 IMMULITE One and 1000 systems. The total base of IMMULITE systems shipped grew to 8,768, including 2,768 IMMULITE 2000 systems. In the third quarter of 2002 the Company shipped a total of 259 IMMULITE systems, including 141 IMMULITE 2000 systems. The placement of IMMULITE 2000 systems may have been adversely impacted by the Company’s announcement of its intention to begin shipment of the IMMULITE 2500 in the first quarter of 2004. The IMMULITE 2500 will have a significantly reduced response time on certain tests. This may make the IMMULITE 2500 more appropriate for certain types of customers, however the Company will continue to produce the IMMULITE 2000.

The reduction in the number of IMMULITE 2000 instruments shipped resulted in lower IMMULITE 2000 instrument revenue in the third quarter of 2003 as compared to the third quarter of 2002. It is anticipated that for the year the Company will ship closer to 500 IMMULITE 2000 instruments rather than the 600 previously expected. Instruments are placed in customer locations based on many different forms of agreements. In general, instruments are sold, rented, or placed in a customer’s laboratory with an agreement to purchase a certain amount of reagents. Instrument revenue will vary based on the method of instrument placement. In the United States, the Company has placed more instruments in the first nine months of 2003 based on minimum reagent usage commitments that are reflected in reagent revenues only.

One measure of the penetration of reagent sales is the average amount of reagents sold per instrument shipped. It takes a number of weeks or months after an instrument is shipped for it to become fully functional with regard to reagent utilization. The Company calculates quarterly reagent utilization per instrument by dividing the reagent sales for the current quarter by the total number of instruments shipped as of the end of the previous quarter. For the third quarter of 2003, IMMULITE 2000 reagent utilization per instrument was $17,043 and IMMULITE reagent utilization per instrument was $4,368 as compared to the third quarter of 2002, when they were $16,209 and $4,379 respectively. Increases in utilization on the IMMULITE 2000 are in part a result of a larger test menu including Hepatitis B tests and the strength of the Euro and the Brazilian Real relative to the dollar. The drop in average utilization per instrument on the IMMULITE is expected to continue as high volume IMMULITE installations are replaced with IMMULITE 2000’s and incremental IMMULITE placements go into lower volume environments.

Sales of the Company’s RIA products declined approximately 10% in the third quarter of 2003, representing 7% of sales, compared to 9% of sales in the third quarter of 2002. This trend is expected to continue. Sales of other DPC products, including non-IMMULITE allergy reagents, increased by 9% from the third quarter of 2002 and remained at 3% of sales. Sales of non-DPC products, primarily through consolidated international affiliates, increased slightly in the third quarter of 2003 and remained at 2% of sales.

In the third quarter of 2003, sales to domestic customers grew by 24%, and increased to 29% of total sales, due to increased penetration into most customer segments, including a positive response to the Company’s Hepatitis B assays. Sales to foreign customers grew at 16%. Due to the significance of foreign sales (71% of total sales), in particular in Europe and Brazil, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income, and when the dollar weakens the effect is the opposite, higher sales and net income. In the third quarter of 2003, the strengthening of the Euro and the Real had a positive impact on sales of approximately 7%. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

Gross profit as a percentage of sales decreased to 55.9% in the third quarter of 2003 from 56.9% in the third quarter of 2002. The decrease in gross margin was due in part to an increase in manufacturing cost in Los Angeles related to systems conversions, which should not continue, a decrease in instrument manufacturing volume in New Jersey, and increased cost of goods in China. In the first nine months of 2003 gross profit as a percentage of sales was 57.4%, slightly less than 57.8% in the first nine months of 2002. Gross margins are also impacted by product mix, customer mix, and currency movements.

Selling expense increased by 19% in dollar terms and as a percentage of sales increased slightly to 16.7 % in the third quarter of 2003 from 16.6% in 2002. In the first nine months of 2003 selling expense increased by 17% and increased as a percent of sales as well, to 16.9% from 16.7% in 2002. The increase in selling expense was primarily related to the increase in sales and the strength of the Euro. Research and development expense increased by 8% in the third quarter of 2003 but decreased to 10.7% of sales in the third quarter of 2003 from 11.7% in the third quarter of 2002. In the first nine months of 2003 research and development expense increased by 10% and decreased as a percent of sales to 10.9% from 11.5% in 2002.

General and administrative expenses increased by 16% in the third quarter of 2003 compared to the third quarter of 2002 and decreased as a percentage of sales to 9.0% in 2003, from 9.1% in 2002. In the first nine months of 2003 general and administrative expenses increased 18%, to 9.2% of sales from 9.0% in 2002. Included in general and administrative expenses in the first nine months of 2003 was approximately $775,000 in legal fees related to the Company’s internal investigation of certain payments by its Company’s Chinese subsidiary. Although a review of this matter is ongoing, those expenses were significantly lower at approximately $25,000 in the third quarter. See note 6 of notes to consolidated financial statements for a discussion of the Chinese subsidiary matter. The strong Euro also resulted in higher general and administrative expenses.

Effective July 1st, 2003, the Company sold its PathoDx product line of manual tests to Remel, Inc. for $4.9 million. The Company will continue to manufacture the products for Remel for a period of up to two years. During this period the Company will assist Remel in developing the expertise to take over the manufacturing process. The Company was paid $4.4 million at closing and the remaining $500,000 is being withheld until the manufacturing process has been transitioned. In the third quarter the Company recognized a $4.2 million gain, which is included as a component of operating income.

Equity in income of affiliates represents the Company’s share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased to $1.3 million in the third quarter of 2003 from $600,000 in the third quarter of 2002, and in the first nine months of 2003 this amount increased to $4.2 million from $2.4 million in 2002. The increases were due primarily to increased income in the Company’s Italian distributor.

Interest/other income (expense)-net includes interest income, interest expense, and foreign exchange transaction losses and gains. The net amount was income of $283,000 in the third quarter of 2003 versus expense of $2.4 million in 2002. This was due in part to foreign currency transaction gains of $1,000 in 2003 versus losses of $2.2 million in 2002. Additionally, interest and other income was $282,000 in 2003 versus an expense of $210,000 in 2002. Foreign currency transaction gains were $1.1 million in the first nine months of 2003 versus a loss of $1.5 million in 2002. Interest and other income was an expense of $675,000 in the first nine months of 2003 versus $467,000 in 2002.

The Company’s effective tax rate includes federal, state, and foreign taxes. The Company’s income tax rate decreased to 29.0% in the third quarter and first nine months of 2003 from 31.0% in the third quarter and first nine months of 2002.

Net income increased 71% to $17 million in the third quarter of 2003 or $.57 per diluted share from $9.9 million or $.34 per diluted share in the third quarter of 2002. Net income for the first nine months of 2003 increased 33% to $46.3 million or $1.56 per diluted share from $34.8 million or $1.17 per diluted share in 2002. Included in the 2003 results is a gain of $4.2 million in operating income from the sale of the PathoDx product line, which had a positive impact on net income of $.10 per share.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed significantly from those disclosed in Item 7 of the Company’s annual report on form 10-K for the year ended December 31, 2002.

Critical Accounting Policies

Management’s beliefs regarding significant accounting policies have not changed significantly from those disclosed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At September 30, 2003 and December 31, 2002, the Company had cash and cash equivalents of $56.9 million and $54.3 million, respectively. Net cash flow from operating activities was $59.1 million in the first nine months of 2003 and $42.3 million in the first nine months of 2002. The increase is a result of net income, depreciation and amortization, and other non-cash items of $15.0 million and a decrease in cash used by changes in operating assets and liabilities of $1.8 million. Additions to property, plant, and equipment in the first nine months of 2003 were $32.7 million, compared to $8.1 million in the first nine months of 2002. The increase was primarily due to the purchase of a new corporate headquarters building for approximately $22 million in cash. An additional $8-10 million is expected to be spent to fit out this building. It is anticipated that it will be occupied in mid 2004. Cash flow used for the placement of IMMULITE systems under sales-type and operating leases was $17.6 million in the first nine months of 2003 compared to $21.6 million in the first nine months of 2002. These leases typically have periods ranging from three to five years. The Company decreased borrowings in its foreign affiliates by $700,000 in the first nine months of 2003 and by $1.0 million in the first nine months of 2002.

The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.”

The Company has a $20 million domestic unsecured line of credit under which there were no borrowings outstanding at September 30, 2003 or December 31, 2002. The Company had other notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in their local currency) of $21.3 million at September 30, 2003 compared to $19.7 million at December 31, 2002. The Company received $2.7 million from the exercise of stock options in the first nine months of 2003 versus $3.2 million in the first nine months of 2002. The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

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

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. As required, the Company will apply the provisions of SFAS No. 149 prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 “Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities.” SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. Certain aspects of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that will be impacted by SFAS No. 150.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended September 30, 2003, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2003, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There has been no change in the Company’s internal controls over financial reporting identified in connection with such evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Section 906 Officers’ Certification

(b)	Reports on Form 8-K. — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	November 13, 2003

/s/ James L. Brill James L. Brill	Vice President-Finance (Principal Financial and Accounting Officer)	November 13, 2003

EXHIBIT INDEX

31.1	CERTIFICATE OF CHIEF EXECUTIVE OFFICER

31.2	CERTIFICATE OF CHIEF FINANCIAL OFFICER

32.1	SECTION 906 OFFICERS’ CERTIFICATION