Form 10-K
period 2003-12-31
DIAGNOSTIC PRODUCTS CORP
filed 2004-03-15
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,178,954,000 as of June 30, 2003.

     The number of shares of Common Stock, no par value, outstanding as of March 3, 2004, was 29,016,396.

Documents Incorporated by Reference

Portions of the proxy statement for the 2004 Annual Shareholders Meeting are incorporated by reference into Part III of this report.

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

     The main clinical applications of DPC’s immunoassays (test kits) relate to the diagnosis and management of thyroid, reproductive, bone metabolism, and cardiac disorders; allergies; infectious diseases; anemia; diabetes; certain types of cancer; and therapeutic drug administration. The testing is performed in vitro: that is, outside the body, in samples of blood, urine, or other bodily fluids and tissues.

     DPC’s IMMULITE® systems consist of instrumentation and software for automating the Company’s immuno-assays and for integrating this process with sample handling and data manipulation steps, to improve the accuracy, efficiency, and cost-effectiveness of in vitro diagnostic (IVD) testing in clinical laboratories, large and small.

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

     The Company has two principal immunoassay platforms. DPC’s IMMULITE 2000 addresses the needs of high-volume laboratories, while the IMMULITE serves lower volume facilities and niche markets. At the end of 2003, over 6,000 IMMULITE and over 2,900 IMMULITE 2000 systems had been shipped.

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

     In 2002, the Company ceased manufacturing the IMMULITE and began manufacturing the IMMULITE 1000. This system has essentially the same operational features and runs the same tests as the IMMULITE, but it utilizes updated operating software and is capable of performing certain dilutions on-board. In addition, it has a new exterior appearance. The Company refers to the IMMULITE 1000 as the IMMULITE.

     The IMMULITE 2000, DPC’s next generation system, was introduced in the third quarter of 1998. It has a throughput of up to 200 tests per hour, offering the medium- to high-volume laboratory increased efficiency in streamlining its testing workload. The IMMULITE 2000 can run for a full shift without having to replenish on-board supplies. This increased throughput allows DPC to participate in a higher volume segment of the market where the average reagent use per instrument exceeds that of the original IMMULITE. The IMMULITE 2000 includes advanced features such as primary tube sampling and a proprietary autodilution capability. The system can be connected to the customer’s computer system for specification of the tests to be run on each sample, as well as for reporting and archiving results. The system can also be interfaced with robotic laboratory sample handling systems such as the Company’s Sample Management System (SMS), which was introduced in 2003. The SMS provides a bulk sample-loading platform for up to 200 samples, which improves a laboratory’s workflow flexibility and productivity. Innovative service features include a remote diagnostic capability that permits DPC’s service facility to access any IMMULITE 2000 worldwide for the purpose of diagnosing system problems and Real Time Service that enables the IMMULITE 2000 to monitor itself and to proactively contact the Company’s service facility if it senses a potential problem. In this way, the Company may be able to solve a problem before a customer is aware that it exists.

     For the last three years, the growth of DPC’s business and its role as an IVD systems provider for high-volume facilities has been driven primarily by ongoing demand for the IMMULITE 2000.

     In 2002, the Company obtained distribution rights from Medical Electronic Systems of Israel to a sperm analyzer that DPC markets under the name Spermalite. The Spermalite is a stand-alone, benchtop high-performance analyzer that provides rapid reliable semen analysis in less than 75 seconds.

     In early 2004, DPC expects to launch a major new instrument, the IMMULITE 2500. This instrument will be similar to the IMMULITE 2000 but will reduce the time it takes to get a result from certain tests, most importantly tests used in emergency rooms to aid in the diagnosis of cardiac conditions. The Company also expects to launch an enhanced version of the SMS (workcell) that will connect to two IMMULITE 2000s or 2500s. The SMS will eventually function as a universal robotic interface that can be linked to almost any of the workcell/automated systems available.

Immunodiagnostic Test Kits

     DPC manufactures over 400 immunodiagnostic test kits, exploiting several technologies and assay formats. The Company’s monoclonal antibody, molecular engineering, and other basic science capabilities play key roles in optimizing these immunoassays.

     Chemiluminescence-enhanced enzyme immunoassays are the basis for DPC’s automated IMMULITE and IMMULITE 2000 product lines. DPC also manufactures classic radioimmunoassays (RIAs), based on double-antibody, coated-tube, and IRMA formats, as well as enzyme immunoassays (EIAs) in microplate format. Allergy testing uses a proprietary liquid-allergen technology that is now fully automated on the IMMULITE 2000. The Company’s microplate allergy format was discontinued at the end of 2003. Many of DPC’s assays are available both as manual RIAs and as IMMULITE and IMMULITE 2000 assays.

     The automated, non-isotopic product lines represent the core of DPC’s business. IMMULITE and IMMULITE 2000 assays, instruments, and service represented 81%, 85%, and 89% of sales in 2001, 2002, and 2003, respectively, a trend that is expected to continue. In fiscal year 2003, DPC’s RIAs accounted for 7% of sales, while microplate allergy and other non-IMMULITE products accounted for 4%. (For additional information concerning sales by product line over the last three fiscal years, see “Notes to Consolidated Financial Statements — Note 12.”)

     Effective July 1, 2003, the Company sold its PathoDx line of manual tests to Remel, Inc. for $4.9 million. The Company will continue to manufacture the product for Remel for up to two years. During this period the Company will assist Remel in developing the expertise to take over the manufacturing process.

Breadth of Menu

     IMMULITE and IMMULITE 2000 are closed systems; they will not perform other manufacturers’ tests. Accordingly, an important factor in the successful marketing of these systems is the ability to offer a broad menu of individual assays and assay groups, that is, tests which jointly represent decision-making panels for various disease states, such as thyroid disorders or infertility. Many of the relevant disease states addressed by these tests represent either high-volume opportunities in the marketplace, or unique, under-served conditions that allow DPC to fill a market niche.

     During 2003, DPC released 2 new assays on the IMMULITE and 4 new assays on the IMMULITE 2000. As of December 31, 2003, DPC had 97 IMMULITE assays available and 86 IMMULITE 2000 assays available.

     DPC believes that the IMMULITE and IMMULITE 2000 have the most extensive menus of any automated immunoassay systems on the market. The Company’s research and development activities continue to focus on expanding the menus, giving special attention to complete implementations of clinically important assay groups, as well as on developing new generations of instrumentation and software. In February of 2004 the Company was informed by the United States Food and Drug Administration (FDA) that it was subject to the FDA’s Application Integrity Policy. As a result, the FDA will defer reviewing new test applications until the Company has successfully resolved the FDA’s issues, see “Government Regulation.”

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

     Cancer — DPC has automated a large number of assays for “tumor markers” on the IMMULITE and IMMULITE 2000, more than any of its competitors. The Company has a number of unique offerings, including “third generation” assays capable of measuring the extremely low PSA concentrations encountered after radical prostatectomy. In partnership with Matritech, in 2002 DPC released the first automated assay for NMP22, a marker for bladder cancer.

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

     Cardiovascular Disease — This is the leading cause of morbidity and mortality in developed nations and represents a $500 million worldwide market, which continues to show very strong annual growth. Both on the IMMULITE and the IMMULITE 2000, DPC now offers the most comprehensive cardiac menu available on a single platform. The three principal assays required on an emergency basis due to their role in diagnosing acute myocardial infarction (Troponin I, CK-MB, and Myoglobin) have been implemented on the IMMULITE with Turbo software, which reduces the assay time to 15 minutes, along with other tests needed in an emergency room or intra-operative setting (HCG, PTH). Additional assays on DPC’s automated systems, including High Sensitivity CRP and Homocysteine, put the Company in an excellent position to address all aspects of cardiac testing, from diagnosis and patient management to risk assessment. The Company is in the process of developing tests for Pro-BNP and D-Dimer.

Research and Development Activities

     The Company devotes substantial resources to research and development to update and improve its existing products, as well as to develop new products and technologies. R&D capabilities in the United States include fully-staffed departments in organic synthesis, biochemistry, antisera/hybridoma, protein chemistry, molecular biology, infectious disease, method development, instrumentation, software, and technology development. During the years ended December 31, 2001, 2002, and 2003, the Company spent $31,447,000, $36,817,000, and $40,677,000, respectively, on research and development.

     The Company is engaged in an aggressive development program for new instrument systems, including the continued development of the Sample Management System, a robotic sample-handling device that enhances the functionality of the IMMULITE 2000; the IMMULITE 2500, which incorporates the Turbo function into the IMMULITE 2000; the IMMULITE 3000, a very-high-throughput immunoassay system incorporating several new technologies to deliver optimal assay performance; and the IMMULITE 1500, a scaled-down version of the IMMULITE 3000. In addition, the Company continues to work in the area of molecular diagnostics.

Manufacturing and Service

     DPC is a fully integrated company; its operations range from in-house antibody development to system component assembly to assay labeling and packaging. This vertical integration enables DPC to maintain manufacturing and quality control and to react quickly to market needs. The Company’s principal test kit manufacturing facility is located in Los Angeles, California. Approximately 20% of test kit production is conducted at the EURO/DPC facility in the United Kingdom. The Company’s European manufacturing facilities enable the Company to improve its competitiveness in the European Economic Area (EEA) by minimizing import duties and freight charges. Certain kits are also manufactured by DPC in China.

     DPC’s instrument division in New Jersey designs and manufactures IMMULITE instrumentation and engages in software development. Component parts, such as computer hardware, are supplied by original equipment manufacturers. The Company generally provides a one-year warranty that covers parts and labor. Underwriter’s Laboratories Inc. (UL) lists the IMMULITE systems. The Company’s and its distributors’ technical service personnel install new units, train customers in the use of the system, and provide maintenance and service for the instrumentation.

     The EURO/DPC Instrumentation Division in the United Kingdom manufactures certain components of the IMMULITE and IMMULITE 2000 instruments that are then assembled into the final instrument in New Jersey.

     DPC’s Los Angeles and New Jersey facilities are International Standards Organization (ISO) 9001 and 13485 registered. Euro/DPC Limited, the Company’s wholly-owned manufacturing subsidiary in Wales, was the first immunodiagnostics company in the world to be registered under British Standard (BS) 5750 and is also registered to ISO 9002 and ISO 13488 standards. The China facility is registered to ISO 9002

     DPC provides technical support for all its products, including reagents, instruments, and software, via telephone and on-site service. In 2002 DPC introduced Real Time Service on the IMMULITE 2000 system. Real Time Service connects an installed IMMULITE instrument to DPC’s technical support department through a secure network connection to provide constant 24-hour monitoring and support. Should a particular system function begin to fail or degrade, an alert is sent to a technical support representative.

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

     The Company’s products are sold on a worldwide basis through distributors in over 100 foreign countries. These distributors, including affiliated distributors, also sell other manufacturer’s products that are not directly competitive with the Company’s products. Foreign sales (including export sales, sales to non-consolidated foreign affiliates, and sales of consolidated subsidiaries) represented approximately 72% of total sales in 2001 and 2002 and 71% in 2003. Europe accounted for approximately 41% of total sales in 2001, 40% in 2002, and 41% in 2003. See Notes 5 and 12 of Notes to Consolidated Financial Statements for information regarding foreign operations.

     Sales of test kits to customers and distributors are made against individual purchase orders as well as through volume purchase arrangements. Products are shipped directly from the Company’s facilities in Los Angeles and Wales and are generally delivered domestically within 24 hours and overseas within 48 hours of receipt of order. The Company sells, leases, rents or places the IMMULITE instrumentation to hospitals and reference laboratories that perform volume testing. The Company’s backlog at any date is usually insignificant and not a meaningful indicator of future sales.

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

Proprietary and Other Rights

     Substantially all of the Company’s products are based on the Company’s or licensed third-party proprietary technologies and know-how. The Company holds various U.S. and foreign patents, including patents on the washing process used in the IMMULITE system that expire in 2009 and patents on its novel liquid-based amplification methodology which forms the basis of the IMMULITE allergy product lines which expire in 2005. The Company also obtains licenses for chemical components and technologies used in certain of its assays.

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

     The Company purchases certain chemical compounds that are key components in the IMMULITE system from Lumigen, Inc., the sole supplier of these chemical compounds. The Company owns a 10% interest in Lumigen, Inc. and accounts for this interest using the equity method. The Company has the right to use the chemical compounds for the duration of the underlying patents in return for a royalty payment to the owners of the patents.

     The Company’s business and financial condition could be materially adversely affected if Lumigen, Inc. was unable to meet the Company’s supply requirements. In such an event, there is no assurance that the Company would be able to obtain alternative components that have the same performance characteristics or what the costs of such alternatives would be.

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

     Manufacturers of immunodiagnostic tests and other clinical products intended for use as human diagnostics are governed by the United States Food and Drug Administration (FDA) regulations as well as regulations of state agencies and foreign countries. A new in vitro diagnostic product that is “substantially equivalent’’ to one already on the market can generally be sold in the United States after it is cleared for marketing by the FDA. Most of the Company’s products fall within the “substantially equivalent” category. Certain medically critical in vitro diagnostic products and totally new in vitro diagnostic products, for which there are no equivalents on the market, must be approved by the FDA after in-depth review that normally takes about two years prior to marketing.

In February 2004, the Company was informed by the FDA that, based on inspectional findings that included data integrity and procedural issues, the Company was subject to the FDA’s Application Integrity Policy. The FDA suspended its review of all applications submitted by the Company and will defer the review of any future applications until the FDA determines that the Company has resolved these issues. The resolution process consists of developing and implementing a corrective action plan that will be audited by a third party and reviewed by the FDA. The Company believes that 12 months is a reasonable time for such actions to take place. During this time, the Company is not restricted by the FDA with regard to introducing new tests outside of the United States. However, the Company’s inability to introduce new tests in the United States during this period may have a negative impact on the future sales and profits.

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

     Given the Company’s high proportion of sales to the European Union (EU) countries, the Company was fully compliant with all relevant aspects of the EU In Vitro Diagnostic Directive (IVDD) on June 7, 2000 and therefore was qualified to apply the “CE Mark” to most of its IVD kits and instruments as mandated by the Directive. Many other countries outside of the EU have accepted the CE mark to fulfill their local requirements or are developing equivalent regulations. DPC is prepared to comply with these and future IVD regulations.

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

     The principal competitive factors in automated systems are size of menu (the number of assays that can be performed on the system), ease of use, time to results, and overall cost effectiveness (equipment cost, service, and reagent cost). The Company’s IMMULITE system currently offers one of the widest menus of any automated system and the Company is focusing its development efforts on expanding this menu and improving the response time and efficiency of its instruments.

Employees

     As of December 31, 2003, the Company (including its consolidated subsidiaries) had 2,235 employees, including 761 in manufacturing, 439 in research and development, 792 in marketing and sales, and 243 in administration. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified technical and operational personnel.

Additional Company and Corporate Governance Information

     The following information is available on our website, www.dpcweb.com :

•	The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto as soon as reasonably practicable after filing with the SEC;

•	Code of Business Conduct (also available in print on request by any shareholder); and

•	Code of Ethics, which applies to our Chief Executive Officer, Chief Financial Officer, Controller, and other finance employees. If we make any substantive amendments to this Code, or grant any waivers, including any implicit waivers, from a provision of the Code to our Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

By May 4, 2004, the following information will be available on our website and in print on request by any shareholder:

•	Corporate Governance Guidelines

•	Audit Committee Charter (included as Appendix A to the Proxy Statement for the 2004 Annual Meeting of Shareholders)

•	Compensation Committee Charter

•	Nominating/Governance Committee Charter

ITEM 2. PROPERTIES

     The following is a list of significant properties owned and leased by the Company and its consolidated subsidiaries as of December 31, 2003:

Location	Size	Owned/Leased	Uses
Los Angeles, California	170,000 sq. ft.	Owned	Being built-out for corporate offices; research and development, manufacturing, and sales

Los Angeles, California	116,000 sq. ft.	Leased[1]	Corporate offices, manufacturing, warehousing, distribution, and research and development

Los Angeles, California	60,000 sq. ft.	Owned	Adjacent to corporate offices; manufacturing and warehousing

Los Angeles, California	9,000 sq. ft.	Leased	Sales offices

Los Angeles, California	32,000 sq. ft.	Leased	Warehousing

Gorman, California	80 acres	Owned	Raw material processing

Flanders, New Jersey	88,000 sq. ft. on 26.382 acres	Owned	Research, manufacturing, and distribution

Glyn Rhonwy, Wales, U.K.	110,000 sq. ft.	Owned	Manufacturing and distribution

Paris, France	10,032 sq. ft.	Leased	Distribution

São Paulo, Brazil	19,650 sq. ft.	Leased	Distribution

Recife, Pernambuco, Brazil	2,300 sq. ft.	Leased	Distribution

Bad Nauheim, Germany	56,500 sq. ft.	Owned	Distribution

Humbeek-Grimbergen, Belgium	5,000 sq. ft.	Owned	Distribution

Breda, Netherlands	27,500 sq. ft.	Owned	Distribution

Madrid, Spain	10,226 sq ft.	Leased	Distribution

Melbourne, Australia	15,500 sq. ft.	Owned	Distribution

Tianjin, China	20,729 sq. ft.	Owned	Manufacturing and distribution

Drammen, Norway	8,000 sq. ft.	Owned	Distribution

Gotebörg, Sweden	11,970 sq. ft.	Owned	Distribution

1)	Lease expires in 2004. See “Item 13. Certain Relationships and Related Transactions.”

     The lease for the Company’s principal facilities in Los Angeles expires at the end of 2004, with an option to renew for two years. The Company’s ability to expand its operations at these premises is limited. Therefore, in the first quarter of 2003 the Company purchased a 170,000 sq. ft. building on nine acres of land for approximately $22 million in cash. It is anticipated that the building will be ready for occupancy in the third quarter of 2004. At that time, the Company will vacate its leased sales office, and as people are moved from the existing corporate offices, the leased warehouse space will no longer be needed. The Company is also building an additional 30,000 square foot warehouse in Wales that is expected to be completed in the second quarter of 2004. The Company believes that these new facilities, its existing facilities, and a possible expansion of its New Jersey facility will be adequate to meet its needs for the foreseeable future.

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

     The following table sets forth the quarterly high and low price of the Company’s Common Stock and quarterly dividends per share paid during 2003 and 2002.

	2003
	High	Low	Dividend
First Quarter	$39.50	$30.00	$.06
Second Quarter	42.50	36.16	.06
Third Quarter	44.34	34.70	.06
Fourth Quarter	47.39	36.25	.06

	2002
	High	Low	Dividend
First Quarter	$44.21	$32.79	$.06
Second Quarter	52.99	34.75	.06
Third Quarter	47.64	30.45	.06
Fourth Quarter	47.30	32.75	.06

As of March 3, 2004, the Company had 248 holders of record of its Common Stock.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants, and	(excluding securities
Plan category	warrants, and rights	rights	reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,253,419	$22.68	1,390,000
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	2,253,419	$22.68	1,390,000

ITEM 6. SELECTED FINANCIAL DATA

(In Thousands, except per Share Data)

Income Statement Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
Sales	$381,386	$324,087	$283,129	$247,605	$216,012
Net income	61,795	47,313	39,029	28,250	20,488
Earnings per share:
Basic	2.15	1.66	1.39	1.03	.75
Diluted	2.08	1.60	1.32	1.00	.74
Weighted average shares outstanding:
Basic	28,731	28,487	28,128	27,555	27,342
Diluted	29,679	29,628	29,474	28,149	27,542
Dividends per share	$.24	$.24	$.24	$.24	$.24

Balance Sheet Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
Working capital	$175,834	$152,649	$117,695	$104,813	$88,799
Total assets	487,582	393,447	325,767	280,484	250,494
Shareholders’ equity	403,000	323,564	266,904	227,024	206,897

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Except for the historical information contained herein, this report and the following discussion in particular contain forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” and similar expressions) which are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include:

•	the Company’s ability to successfully market new and existing products;

•	the Company’s ability to keep abreast of technological innovations and successfully incorporate them into new products;

•	the Company’s dependence on a sole supplier for key chemical components in the IMMULITE assays;

•	the Company’s ability to address and resolve issues relating to the FDA’s Application Integrity Policy;

•	the Company’s ability to have new tests reviewed and approved by the FDA;

•	the risks inherent in the development and release of new products, such as delays, unforeseen costs, technical difficulties, and regulatory approvals;

•	competitive pressures, including technological advances and patents obtained by competitors;

•	environmental risks related to substances regulated by various federal, state, and international laws;

•	currency risks based on the relative strength or weakness of the U.S. dollar;

•	domestic and foreign governmental health care regulation and cost containment measures;

•	political and economic instability in certain foreign markets;

•	changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, or the American Institute of Certified Public Accountants; and

•	the effects of governmental or other actions relating to certain payments by the Company’s Chinese subsidiary.

Overview

     DPC develops and manufactures automated diagnostic test systems and related reagent test kits that are used by hospital, reference, and physicians’ office laboratories throughout the world. The Company’s principal product line, IMMULITE, is a fully automated, computer-driven modular system that uses specialized proprietary software to provide rapid, accurate test results that reduce the customer’s labor and reagent costs. Our immunoassay tests provide critical information useful to physicians in the diagnosis, monitoring, management, and prevention of various diseases.

     DPC manufactures over 400 immunodiagnostic test kits (also called “reagents” or “assays”) using several different technologies and assay formats. The IMMULITE instruments are closed systems, meaning that they will not perform other manufacturers’ tests. Accordingly, a major factor in the successful marketing of these systems is the ability to offer a broad menu of assays. In addition to the IMMULITE assays, the Company sells a broad range of tests based on other technologies that can be performed manually using the customer’s own laboratory equipment, such as radioimmunoassay (RIA) and enzyme immunoassay (EIA) tests.

     In addition to breadth of menu, major competitive factors for the IMMULITE instruments include time-to-results (how quickly the instrument performs the test), ease of use, and overall cost effectiveness. Because of these competitive factors and the rapid technological developments that characterize the industry, the Company devotes approximately 10% of its annual revenues to research and development activities, all of which are expensed as incurred.

     The Company’s products are sold throughout the world directly through affiliated and independent distributors. Historically, foreign sales (including U.S. export sales, sales to non-consolidated subsidiaries and independent distributors, and sales of consolidated subsidiaries) have accounted for more than 70% of revenues; although, in recent years, domestic sales growth has outpaced foreign sales growth.

     The Company derives revenues from two principal sources: reagent (test kit) sales and IMMULITE instrument placements. The Company recognizes sales of test kits upon shipment and transfer of title to the customer.

     IMMULITE instruments are placed with customers under many different types of arrangements that generally fall into the following categories: sale, lease, reagent rental, and soft placement. The Company sells instruments directly to end-users, to third party leasing companies that lease the instruments to end-users, and to independent distributors that then resell the instruments to their customers. Instrument sales, which represent the smallest component of placements, are recognized upon shipment and transfer of title. The Company also sells instruments under sales-type leases, which are recorded as revenue upon shipment in an amount equal to the present value of the future minimum lease payments to be received over the lease term.

     Many instruments are placed other than by outright sale or capital lease. The Company enters into various types of operating lease arrangements with customers that generally provide for terms of three to five years and periodic rental payments. Revenue on these types of leases is recognized on a pro rata basis over the term of the lease. When an instrument is placed on a reagent rental basis, the customer agrees to pay a mark-up on reagents, but is not charged for the instrument. The Company also places instruments at no charge to the customer (“soft placement”) subject to the customer’s agreement to purchase a minimum amount of reagents. In reagent rentals and soft placements, the only revenue recognized is based on reagent shipments. Under operating lease, rental, and soft placements, DPC continues to own the instrument that is placed with the customer. These instruments are generally amortized on a straight-line basis over five years and maintenance costs are expensed as incurred. The Company also enters into service contracts with customers and recognizes service revenue over the related contract life (related costs are expensed as incurred).

     Two important indicators used by management to evaluate financial performance are instrument shipments and reagent utilization. The number of IMMULITE instruments that the Company reports as being shipped in any period is net of returned instruments, such as returns at the end of a lease or rental or trade-ins on the purchase of a new model. The Company refurbishes and seeks to place returned instruments at reduced prices. Because of the different methods in which instruments are placed, total instrument sales vary from period to period based on the relative mix of placement methods, and such sales do not necessarily have a direct correlation to the number of instruments shipped during the period.

     An important measure of the penetration of IMMULITE reagent sales is the average amount of reagent sales sold per instrument shipped. It takes a number of weeks or months after an instrument is shipped for it to become fully functional with regard to reagent utilization. The Company calculates average reagent utilization for a fiscal period by dividing IMMULITE reagent sales for the period by the total number of instruments shipped as of the end of the previous fiscal period.

Results of Operations

SUMMARY FINANCIAL DATA

(Dollars in thousands, except for share data)	2003	% change	2002	% change	2001
Sales	$381,386	17.7%	$324,087	14.5%	$283,129
Gross Profit	217,022		186,341		162,439
% of sales	56.9%		57.5%		57.4%
Operating Expenses:
Selling	64,090		53,471		49,685
Research & Development	40,677		36,817		31,447
General & Administrative	34,928		30,682		26,788
Gain on Sale of Product Line	(4,218)		—		—
Equity in Income of Affiliates	(6,064)		(3,841)		(3,304)

Total Operating Expenses	129,413	10.5%	117,129	12.0%	104,616
% of sales	33.9%		36.1%		36.9%

Operating Income	87,609	26.6%	69,212	19.7%	57,823
% of sales	23.0%		21.4%		20.4%
Interest/Other Income (Expense) net	827		(1,220)		(7)

Income Before Income Taxes and Minority interest	88,436		67,992		57,816
Provision for Income Taxes	(26,280)		(21,078)		(17,812)
Income Tax Rate	29.7%		31.0%		30.8%
Minority Interest	(361)		399		(975)

Net Income	$61,795	30.6%	$47,313	21.2%	$39,029

Earnings per share:
Basic	$2.15		$1.66		$1.39
Diluted	$2.08		$1.60		$1.32

Sales

     The Company’s sales increased 18% in 2003 to $381.4 million compared to sales of $324.1 million in 2002, which was a 15% increase over 2001 sales of $283.1 million. 2003 sales of all IMMULITE products (instruments and reagents) were $338.0 million, a 22% increase over 2002. In 2002, sales of all IMMULITE products were $276.8 million, a 20% increase over 2001. Sales of IMMULITE products represented 89% of 2003 sales, 85% of 2002 sales, and 81% of 2001 sales.

     Various categories of IMMULITE product sales in 2003, 2002, and 2001 are shown in the following chart:

IMMULITE Product Line

	2003		2002		2001
(Dollars In Millions)	Sales	% change	Sales	% change	Sales
IMMULITE 2000
Reagents	$184.0	42%	$129.3	55%	$83.6
Instruments and Service	30.0	(1%)	31.6	24%	25.5

Total	214.0	33%	160.9	47%	109.1
IMMULITE (including IMMULITE 1000)
Reagents	104.7	9%	96.2	(3%)	98.9
Instruments and Service	19.3	(2%)	19.7	(12%)	22.4

Total	124.0	7%	115.9	(5%)	121.3
IMMULITE
Product Line Sales	$338.0	22%	$276.8	20%	$230.4

     The Company shipped a total of 880 IMMULITE systems in 2003, including 553 IMMULITE 2000 systems and 327 IMMULITE ONE and 1000 systems. The total base of IMMULITE systems shipped grew to 9,033 including 2,944 IMMULITE 2000 systems. In 2002, the Company shipped a total of 1,083 IMMULITE systems including 625 IMMULITE 2000 systems, and in 2001 the Company shipped a total of 1,115 systems, including 651 IMMULITE 2000 systems.

     The twelve percent (12%) decrease in IMMULITE 2000 shipments in 2003 compared to 2002 was due to a larger base of IMMULITE 2000’s in the market and reduced incremental penetration of the Company’s target markets. In addition, the placement of IMMULITE 2000 systems may have been adversely impacted by the Company’s announcement in the third quarter of 2003 of its intention to begin shipment of the IMMULITE 2500 in the first quarter of 2004. The IMMULITE 2000 has a longer sales process than the IMMULITE due to a higher sales price and the IMMULITE 2000 experiences a longer time delay between instrument placement and the ramp-up of reagent sales. The Company expects to experience a similar sales cycle and reagent ramp-up cycle for the IMMULITE 2500 as with the IMMULITE 2000. The IMMULITE 2500, which will reduce the time it takes to get a result from certain tests, most importantly tests in emergency rooms to aid in the diagnosis of cardiac conditions, will be sold at a higher price than the IMMULITE 2000, and sales of the 2500 may erode sales of the 2000.

     In 2003, the number of IMMULITE systems shipped declined by 29% over 2002 due to larger customers’ preference for the IMMULITE 2000. However, the Company believes that IMMULITE sales will continue to be strong and that the IMMULITE offers an important alternative to smaller laboratories that do not need the higher throughput, state-of-the-art IMMULITE 2000. The decline in the dollar amount of all IMMULITE instrument sales in 2003 compared to 2002, reflected the reduced number of instruments shipped, price decreases on the IMMULITE 2000 in anticipation of the release of the IMMULITE 2500 and more soft placements of instruments on minimum reagent usage commitments that are reflected in reagent sales only.

     The decline in IMMULITE instrument sales in 2003 compared to 2002 was offset by strong increases in IMMULITE reagent sales, especially IMMULITE 2000 reagents. Reagent utilization on the IMMULITE 2000 increased to $18,537 in the fourth quarter of 2003 from $16,480 in the fourth quarter of 2002. Reagent utilization on the IMMULITE instrument also increased to $4,497 in the fourth quarter of 2003 from $4,191 in the fourth quarter of 2002. Increased reagent utilization on the IMMULITE 2000 in 2003 was in part a result of a larger test menu that included new Hepatitis B tests and the strength of the Euro relative to the dollar. Although IMMULITE reagent utilization increased in the fourth quarter of 2003, the Company expects average utilization on this instrument to decline as high volume IMMULITE installations are replaced with IMMULITE 2000 or IMMULITE 2500 instruments and new IMMULITE placements go into lower volume environments. In 2002, reagent utilization on the IMMULITE 2000 increased, reaching $16,480 in the fourth quarter versus $15,666 in 2001. Reagent utilization on the IMMULITE decreased to $4,191 from $4,776 in 2001; this was in part due to high use IMMULITEs being replaced with IMMULITE 2000s and incremental IMMULITE shipments going to lower volume users.

     As of December 31, 2003, 2002, and 2001, the Company had shipped on a cumulative basis approximately 9,000, 8,000, and 7,000, IMMULITE instruments, respectively. This installed base of instruments, an expanding test kit menu, and new products such as the IMMULITE 2500 are expected to support continued growth in the coming years.

     Sales of the Company’s mature RIA or isotopic products, $26.7 million in 2003, were down 11% from $29.9 million in 2002. Sales in 2002 decreased 12% from 2001. It is expected that these sales levels will continue to decline in the future.

     Sales of other DPC products increased slightly to $10.6 million in 2003 compared to $10.4 million in 2002. In 2002 sales of other DPC products decreased 14% from $12.1 million in 2001. Sales of other DPC products in 2002 fell due to the introduction of allergy testing on the IMMULITE 2000, which took sales away from the Company’s microplate-based allergy tests. This decrease was offset by increased sales of allergy assays for the IMMULITE 2000. The Company decided to cease production of its microplate-based allergy tests at the end of 2003. In 2003, microplate allergy sales were $5.4 million. Those sales will drop significantly in 2004 as inventories are depleted. The Company’s sales of other manufactured products decreased to $6.1 million from $7.0 million in 2002. Sales in 2002 increased slightly over 2001 sales of $6.9 million.

     Domestic sales increased 20% in 2003 over 2002, and 16% in 2002 over 2001, reflecting in part the Company’s continued success with larger customers and purchasing organizations and indirect distribution into smaller doctor’s office laboratories. The Hepatitis B assay also had strong sales domestically.

     Foreign sales (including U.S. export sales, sales to non-consolidated foreign subsidiaries, and sales of consolidated subsidiaries) as a percentage of total sales were approximately 71% in 2003 and 72% of sales in 2002 and 2001. Europe, the Company’s principal foreign market, represented 41%, 40%, and 41% of sales in 2003, 2002, and 2001, respectively. Sales in the Company’s German subsidiary, which includes the Czech Republic and Poland, increased 29% to $52.5 million in 2003 from $40.6 million in 2002, and $33.3 million in 2001, reflecting the success of the IMMULITE 2000 product line. Sales in the Brazil region, which includes certain other Central and South American countries, accounted for approximately 8% of total sales, or $31.9 million, in 2003, compared to $29.0 million in 2002 and $29.6 million in 2001. In the past few years, the Brazilian Real has been very volatile relative to the dollar. The exchange rate of Reals to the dollar was 2.9:1 at the end of 2003, 3.5:1 at the end of 2002, and 2.0:1 at the end of 2001. The Company has generally been able to increase prices when it has experienced significant devaluations in the Real; however, it has not been able to fully offset such currency effects.

     Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. In periods when the dollar is weakening, the impact is the reverse. Based on comparative exchange rates in the immediately preceding year, in 2002, the dollar weakened relative to the Euro and net of the negative impact of the Real the currency effect was a slight positive impact. The Company’s hedging strategy in 2002 reduced the positive impact of the strong Euro in the latter part of the year on its profit. In 2003, the dollar again weakened relative to the Euro and on average strengthened slightly relative to the Real. The effect was a positive impact of 7% on sales. The Company’s hedging strategy again reduced the positive impact of the strong Euro on its profit. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

     In the fourth quarter of fiscal year 2002, the Company discovered internally that its Chinese subsidiary had made certain improper payments that may have violated foreign and U.S. laws. An independent investigation by the audit committee concluded that no senior management of the Company was involved and that there were no apparent similar issues with respect to the Company’s other foreign operations. The Company implemented additional policies and procedures to promote compliance with applicable laws. The Company is cooperating with the SEC and the United States Justice Department in their review of this matter. The termination of the improper payments in China may have a significant adverse effect on sales in China. For the year ended December 31, 2002, the Chinese subsidiary had revenues of approximately $9.0 million, less than 3% of total sales. For the year ended December 31, 2003, the Chinese subsidiary had sales of $9.8 million. In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. As of December 31, 2003, $1.4 million remains in the accrual, which consists principally of estimated penalties and/or fines that the Company may incur to resolve this matter. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the possible non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Additional legal expenses of approximately $884,000 have been incurred and charged to general and administrative expense during the year ended December 31, 2003. As of December 31, 2003, $1.4 million is included in accrued liabilities on the accompanying consolidated balance sheet related to the accrual for costs, and estimated penalties and/or fines.

     In February 2004, the Company was informed by the FDA that, based on inspectional findings that included data integrity and procedural issues, the Company was subject to the FDA’s Application Integrity Policy. The FDA suspended its review of all applications submitted by the Company and will defer the review of any future applications until the FDA determines that the Company has resolved these issues. The resolution process consists of developing and implementing a corrective action plan that will be audited by a third party and reviewed by the FDA. The Company believes that 12 months is a reasonable time for such actions to take place. During this time, the Company is not restricted by the FDA with regard to introducing new tests outside of the United States. However, the Company’s inability to introduce new tests in the United States pending resolution of this matter may have a negative impact on its future sales and profits.

Cost of Sales

     Gross margin decreased to 56.9% in 2003 from 57.5% in 2002. The decrease was due to an increase in manufacturing-related and service costs in Los Angeles, a decrease in sales volume and production of instruments in New Jersey, price decreases on the IMMULITE 2000 in anticipation of the release of the IMMULITE 2500, and lower gross margins in China. Gross margins were positively impacted by a weakening dollar. All products manufactured in the United States are dollar-based. However, a large percentage of these products are sold to Company owned international distributors, who sell the products in their local currencies. In periods of a weakening dollar, sales, as measured in dollars increase, resulting in higher gross margins. Conversely, a strengthening dollar generally results in lower gross margins. Gross margin in 2002 improved slightly from 57.4% in 2001. This improvement was due in part to a shift in product mix toward IMMULITE reagents and a shift in customer mix toward domestic users. Margins in 2002 were negatively impacted by the devaluation of the Brazilian Real, the effects of which were not fully overcome by price increases. In 2003, the Company relocated its Brazilian distribution center, which has resulted in reduced tariffs and improved gross margins in the region.

Operating Expenses and Other

     Total operating expenses (Selling, Research and Development, and General and Administrative) as a percentage of sales fell to 36.6% in 2003, from 37.3% in 2002 and 38.1% in 2001, although all categories increased annually in absolute dollars to support the increased levels of sales. General and administrative expenses in 2002 included $1.5 million for costs incurred relating to the investigation of the Chinese payments and for estimated penalties and/or fines which the Company may incur to resolve issues relating to this matter. Included in general and administrative expense for 2003 is approximately $884,000 in legal expenses related to the issues in China. See Note 9 of Notes to the Consolidated Financial Statements for a discussion of the Chinese subsidiary matter. The strong Euro in 2002 and 2003 also contributed to higher selling and general and administrative expenses in those years.

     Effective July 1, 2003, the Company sold its PathoDx product line of manual tests to Remel, Inc. for $4.9 million. The Company will continue to manufacture the products for Remel for a period of up to two years. During this period, the Company will assist Remel in developing the expertise to take over the manufacturing process. The Company was paid $4.4 million at closing and the remaining $500,000 is being withheld until the manufacturing process has been transitioned. In the third quarter of 2003, the Company recognized a gain of $4.2 million, which is included as a component of operating income.

     Equity in income of affiliates represents the Company’s share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased 58% in 2003 relative to 2002 and 16% in 2002 relative to 2001, primarily due to increased earnings of the Italian distributor. In 2001 and 2002, equity in income of affiliates included $500,000 and $400,000, respectively, due to a reduction in the income tax provision of the Italian distributor resulting from a change in the Italian tax laws.

     Net interest and other income (expense) represent the excess of interest income and interest earned on equipment contracts relating to IMMULITE placements over interest expense and other amounts of income and expense. Net interest income and other income was $827,000 in 2003 versus an expense of $1,220,000 in 2002, and an expense of $7,000 in 2001. The 2003 amount included approximately $1.2 million in foreign exchange gains versus $500,000 in foreign exchange losses in 2002 and approximately $600,000 in losses in 2001.

Income Taxes and Minority Interest

     The Company’s effective tax rate (30% in 2003 and 31% in 2002 and 2001) includes Federal, State, and foreign taxes. In the fourth quarter of 2002 the Company’s tax income provision includes an accrual of $1.4 million relating to the possible non-deductibility of payments in China. The Company expects that its effective income tax rate will be slightly higher in 2004 than in 2003.

     Minority interest represents the 44% interest in the Company’s Brazilian distributor held by a third party. Increases or decreases in this amount reflect increases or decreases in the profitability of the Brazilian distributor.

Net Income

     2003 net income of $61.8 million ($2.08 per diluted share) increased 31% over 2002 net income of $47.3 million ($1.60 per diluted share), which was a 21% increase over 2001 net income. Included in the 2003 results is a gain of $4.2 million in operating income from the sale of the PathoDx product line, which had a positive impact on net income of $0.10 per share. The balance of the increase was primarily due to increases in sales that were greater than percentage increases in operating expenses.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, allowance for bad debts, allowance for slow moving and obsolete inventories, useful lives selected for depreciating property, plant, and equipment, valuation allowances for deferred income taxes, and estimates used in the recoverability of long-lived assets. Management bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

     Management does not believe that any of its estimates involve assumptions about matters that are highly uncertain or that different reasonable estimates, or changes in accounting estimates that are reasonably likely to occur, would have a material impact on the financial statements. To the extent there are material differences between management’s estimates and actual results, future results of operations will be affected. However, management’s experience has been that the differences between estimates and actual results have been immaterial and appropriate adjustments to the consolidated financial statements are made as soon as the differences become known.

Liquidity and Capital Resources

     The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At December 31, 2003 and December 31, 2002, the Company had $69,843,000 and $54,284,000 in cash and cash equivalents, respectively. Included in the cash and cash equivalents at December 31, 2003 and 2002 is $35,000,000 and $42,500,000, respectively, of short-term, high-quality, commercial paper.

     Net cash flows from operating activities are the Company’s principal source of funds to finance working capital, shareholder dividends, and capital expenditures. In 2003, the Company recognized a $4.2 million gain from the sale of its PathoDx product line. Net cash flows from operating activities were $88.4 million in 2003, consisting of $94.7 million provided by net income adjusted for depreciation and amortization and other non-cash items included in net income, less $2.0 million used in changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities in 2003 were a $7.3 million increase in inventories and a $2.1 million increase in accounts receivable, the most significant elements of net cash provided were a decrease in accrued liabilities of $5.9 million and a decrease in income taxes payable of $4.9 million. Net cash flows from operating activities were $69.0 million in 2002 and $61.7 million in 2001. Net cash flows in 2002 consisted of $75.6 million provided by net income adjusted for depreciation and amortization and other non-cash items included in net income, less $6.6 million used in changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities were a $4.6 million increase in accounts receivable and a $11.1 million increase in inventories, partially offset by an $8.3 million increase in accrued liabilities.

     Cash flows used for investing activities consist principally of additions to property, plant and equipment, and increases in sales type and operating leases of IMMULITE instrument units.

     Additions to property, plant, and equipment in 2003 were $42.0 million compared to $12.5 million in 2002 and $27.3 million in 2001. Included in 2003 is approximately $23.8 million for the purchase and fit out of the Company’s new building in Los Angeles, approximately $3.2 million for the construction of a new building in Wales (Euro DPC), $800,000 for the implementation of a new computer system in the United Kingdom, and $1.0 million for manufacturing equipment in New Jersey. Included in the 2001 amounts are approximately $9.0 million for the completion of a new manufacturing facility in New Jersey and approximately $4.0 million related the implementation of a new computer system in Los Angeles.

     Cash used for the placement of IMMULITE systems under sales-type and operating leases and rentals (for periods of generally three to five years) decreased to $21.8 million in 2003, from $31.4 million in 2002, reflecting a lower number of IMMULITE 2000 instruments being placed under operating leases. In 2002, cash used for the placement of IMMULITE systems under sales-type and operating leases and as rentals increased to $31.4 million from $28.0 million in 2001 reflecting a greater number of IMMULITE 2000 instruments being placed under operating leases rather than being sold.

     In 2001, the Company constructed an 88,000 square foot building in New Jersey for a total cost of $14.8 million. The Company moved into this new manufacturing facility in December 2001. The Company implemented its new computer system in Los Angeles in February 2002 at a capitalized cost of approximately $4.8 million and in the United Kingdom in 2003 for a capitalized cost of approximately $1.0 million. It is anticipated that the computer systems in New Jersey will be converted in 2004. In the first quarter of 2003, the Company purchased a 170,000 sq. ft. building in Los Angeles for approximately $22 million cash. This building will be fitted out in 2004 and initial occupancy is anticipated in the third quarter of 2004. It is anticipated that the cost of fitting out the building will be

$15.0 to $20.0 million. In 2003, the Company began construction of an additional 30,000 square foot building at its Wales manufacturing facility. It is anticipated that this building will be completed in the second quarter of 2004 at a total cost of approximately $9.0 million.

     The Company has a $20 million unsecured line of credit, which can be used for borrowing or standby letters of credit. There were no borrowings or standby letters of credit outstanding at December 31, 2003 or 2002. The Company had notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in the local currency, some of which are guaranteed by the U.S. parent company) of $19.4 million at December 31, 2003 compared to $19.7 million at December 31, 2002. The terms of the loans are described in “ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.”

     The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

Contractual Obligations and Commitments

     On April 1, 2002, the Company amended its lease relating to 116,000 square feet of its Los Angeles facility to extend the term for two years through December 31, 2004 and to increase the rent to approximately $.75 from $.70 per square foot, for a total annual rent of $1,035,000 effective January 1, 2003. The Company also has the option to extend the term for two additional years at $.79 per square foot. The lease is with a partnership comprised of Michael Ziering, CEO and director, and Ira Ziering, VP and director, Marilyn Ziering, VP, and other children of Mrs. Ziering who are shareholders of the Company. The rent was determined on the basis of an independent appraisal, and the independent directors unanimously approved the terms of the lease amendment.

     The following table discloses the Company’s obligations and commitments to make future payments under contractual obligations at December 31, 2003, which include the Company’s subsidiaries’ notes payable (see “Interest Rate Risks” in Item 7A below and “Note 6 — Notes Payable” of Notes to Consolidated Financial Statements.

(Dollars in thousands)

		Payment Due by Period
		Less than
	Total	1 year	1-3 years	4-5 years
Notes Payable	$19,369	$9,231	$6,125	$4,013
Leases	8,473	4,005	4,468	—

Total	$28,877	$13,236	$10,593	$4,013

New Accounting Pronouncements

     In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The impact of SFAS No. 143 is effective for years that began after June 15, 2002 The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position or results of operations.

During November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of FASB Interpretation No. 45 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company does not currently provide any third party guarantees.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amended disclosure requirements of SFAS No. 148. The Company will continue to account for stock-based compensation to its employees and directors using the intrinsic value method proscribed by APB No. 25 and related interpretations.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Management does not believe the adoption of FIN 46(R) will have a material impact on the company’s financial position or results of operations.

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 “Accounting for Financial Instruments with the Characteristics of both Liabilities and Equities.” SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that will be impacted by SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business— principally risk associated with interest rate and foreign currency fluctuations.

Interest Rate Risk

     The Company periodically invests its excess cash in short-term high-quality commercial paper. At December 31, 2003, the Company had $35,000,000 invested in such securities, which yielded an average annual return of approximately 0.85%. At December 31, 2002, the Company had $42,500,000 invested in such securities, which yielded an average annual return of approximately 1.10%. The average maturity of these investments is less than one month. Additionally, the Company has debt obligations at its foreign subsidiaries that mature on various dates. Substantially all of the Company’s debt obligations are denominated in European currencies. The following table presents principal cash flows translated into U.S. dollars and related interest rates by fiscal year of maturity:

Notes Payable Information December 31, 2003
(U.S. Dollars in Thousands)

	Expected Year of Maturity
	2004	2005	2006	2007	2008	Total
Germany - Mark:
Variable rate notes	$4,997	$1,483	$1,226	$969	$2,262	$10,937
Average interest rate	4.10%	3.96%	3.64%	3.14%	3.14%	3.60%
France - Franc:
Fixed rate notes	2,307	1,780	1,252	481		5,820
Average interest rate	5.26%	5.61%	5.34%	5.27%		5.38%
Spain - Peseta:
Fixed rate notes	1,788	106				1,894
Average interest rate	3.00%	3.00%				3.00%
Sweden - Krona:
Variable rate notes	139	139	139	139	162	718
Average interest rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

	$9,231	$3,508	$2,617	$1,589	$2,424	$19,369

Notes Payable Information December 31, 2002
(U.S. Dollars in Thousands)

	Expected Year of Maturity
	2003	2004	2005	2006	2007	Total
Germany - Mark:
Variable rate notes	$1,955	$1,640	$1,237	$1,022	$2,696	$8,550
Average interest rate	4.95%	5.12%	4.59%	4.39%	4.10%	4.59%
France - Franc:
Fixed rate notes	2,083	1,941	1,485	1,044	360	6,913
Average interest rate	5.21%	5.26%	5.61%	5.34%	5.27%	5.34%
Spain - Peseta:
Fixed rate notes	1,502	205	88			1,795
Average interest rate	4.01%	4.01%	4.01%			4.01%
Sweden - Krona:
Variable rate notes	612	612	612	38	33	1,907
Average interest rate	5.0%	5.0%	8.5%	8.5%	8.5%	7.1%
Australia - Aust.$:
Fixed rate notes	562					562
Average interest rate	5.15%					5.15%

	$6,714	$4,398	$3,422	$2,104	$3,089	$19,727

Foreign Currency Risk

     The Company enters into foreign currency contracts in order to manage or reduce foreign currency market risk. The Company’s policies do not permit active trading of or speculation in derivative financial instruments. The Company’s policy is to hedge major foreign currency cash exposures through foreign exchange forward contracts. The Company enters into these contracts with only major financial institutions, which minimizes its risk of credit loss.

     A discussion of the Company’s primary market risk exposures and the management of those exposures is presented below.

     The Company generates revenues and costs that can fluctuate with changes in foreign currency exchange rates when transactions are denominated in currencies other than the local currency. The Company manufactures its products principally in the United States and the United Kingdom and sells product to distributors, many of which are owned by the Company, throughout the world. Products sold from the United States are denominated in US dollars and products sold from the United Kingdom are denominated in pounds sterling. The distributors in turn have foreign currency risk related to their product purchases. Many of the Company-owned distributors purchase forward currency contracts to offset currency exposures related to these purchase commitments, and as such, are designated for forecasted transactions.

     The following table provides information as of December 31, 2003 concerning the Company’s forward currency exchange contracts related to certain commitments of its subsidiaries denominated in foreign currencies. The table presents the contractual amount, the weighted-average expiration date, the weighted-average contract exchange rates, and the values for its currency contracts outstanding.

Foreign Currency Exchange Contracts Outstanding December 31, 2003

				Equivalent
			Weighted-	U.S. Dollar
			Average	Value at
			Forward	December 31,
			Contract	2003	Weighted-	Unrealized Loss
		U.S. Dollar	Rate per	Exchange	Average	at December 31,
	Local Currency	Amount Buy	U.S. Dollar	Rates	Maturity Date	2003
Contracts for Purchase of U.S. Dollars:
	Australian Dollar	$1,800,000	.7200	$1,861,000	4/1/04	$(61,000)
	British Pound	1,500,000	1.6516	1,610,000	4/14/04	$(110,000)
	Euro	29,050,000	1.1826	30,606,000	5/19/04	$(1,556,000)
	Swedish Krona	1,800,000	7.7165	1,919,000	4/3/04	$(119,000)

				Equivalent
			Weighted-	British Pound
			Average	Value at
			Forward	December 31,
			Contract	2003	Weighted-	Unrealized Loss
		British Pound	Rate per	Exchange	Average	at December 31,
	Local Currency	Amount Buy	British Pound	Rates	Maturity Date	2003
Contracts for Purchase of British Pounds:
	Euros	£425,000	.7024	£427,000	1/26/04	£(2,000)

The following table provides information as of December 31, 2002 concerning the Company’s forward currency exchange contracts related to certain commitments of its subsidiaries denominated in foreign currencies. The table presents the contractual amount, the weighted-average expiration date, the weighted-average contract exchange rates, and the values for its currency contracts outstanding.

Foreign Currency Exchange Contracts Outstanding December 31, 2002

			Weighted-	Equivalent
			Average	U.S. Dollar
			Forward	Value at		Unrealized
			Contract Rate	December 31,	Weighted-	Loss at
		U.S. Dollar	per U.S.	2002	Average	December 31,
	Local Currency	Amount Buy	Dollar	Exchange Rates	Maturity Date	2002
Contracts for Purchase of U.S. Dollars:
	Euro	$12,150,000	.9960	$12,708,000	03/26/03	$(558,000)
	British Pound	$1,000,000	1.5456	$1,036,000	03/09/03	$(36,000)
	Swedish Krona	$1,500,000	9.2713	$1,590,000	04/05/03	$(90,000)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 15 for a listing of the consolidated financial statements and supplementary data filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There has been no change in the Company’s internal controls over financial reporting identified in connection with such evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information contained in the sections entitled “Election of Directors - Nominees”; “Election of Directors — Board Meetings and Committees — Audit Committee” (first paragraph); “Ownership of Common Stock — Section 16 (a) Beneficial Ownership Reporting Compliance”; and “Executive Officers” of the Company’s Proxy Statement for the 2004 Annual Shareholders Meeting is hereby incorporated herein by reference.

     See “Item 1. Business — Additional Company and Corporate Governance Information” for information concerning our Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the sections entitled “Election of Directors - Compensation of Directors,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement for the 2004 Annual Shareholders Meeting is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the section entitled “Ownership of Common Stock” of the Company’s Proxy Statement for the 2004 Annual Shareholders Meeting is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section entitled “Related Transactions” of the Company’s Proxy Statement for the 2004 Annual Shareholders Meeting is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained in the second and third paragraphs of the section entitled “The Company’s Auditors and Audit Fees” of the Company’s Proxy Statement for the 2004 Annual Shareholders Meeting is hereby incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K

(a) Documents filed as part of Report:

1.	Financial Statements:

Independent Auditors’ Report
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for each of the three years in the period ended December 31, 2003
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2003
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003
Notes to Consolidated Financial Statements

2.	Supplementary Financial Data.

3.	Exhibits - See “Exhibit Index” which appears after the signature page of this report.

(b) Reports on Form 8-K - none filed in the fourth quarter of 2003.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders:

We have audited the accompanying consolidated balance sheets of Diagnostic Products Corporation and its subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnostic Products Corporation and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Deloitte & Touche LLP

Los Angeles, California
March 15, 2004

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in Thousands)	2003	2002
Assets
CURRENT ASSETS:
Cash and cash equivalents	$69,843	$54,284
Accounts receivable – (including receivables from unconsolidated affiliates of $6,701 and $7,256)-net of allowance for doubtful accounts of $3,195 and $2,181	90,310	78,676
Inventories	86,502	75,860
Prepaid expenses and other current assets	5,500	5,542
Deferred income taxes	5,413	5,616

Total current assets	257,568	219,978
PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	58,711	54,021
Machinery and equipment	79,638	69,069
Leasehold improvements	9,384	10,022
Construction in progress	30,111	2,487

Total	177,844	135,599
Less accumulated depreciation and amortization	(73,424)	(65,714)

Property, plant and equipment – net	104,420	69,885
INSTRUMENTS – net	77,230	66,653
DEFERRED INCOME TAXES	255	1,367
INVESTMENTS IN AFFILIATED COMPANIES	29,822	22,245
OTHER ASSETS – net	4,864
GOODWILL - net of accumulated amortization of $12,190 and $11,896	13,423	13,319

TOTAL ASSETS	$487,582	$393,447

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$19,369	$19,727
Accounts payable	20,983	15,608
Accrued liabilities	32,136	27,039
Income taxes payable	9,246	4,955

Total current liabilities	81,734	67,329
MINORITY INTEREST	2,848	2,554
SHAREHOLDERS’ EQUITY:
Common Stock - no par value, authorized 60,000,000 shares at December 31, 2003 and 2002; outstanding 28,907,969 shares and 28,603,779 shares, respectively	66,758	60,807
Retained earnings	336,129	281,228
Accumulated other comprehensive income (loss)	113	(18,471)

Total shareholders’ equity	403,000	323,564
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$487,582	$393,447

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in Thousands, except per Share Data)	2003	2002	2001
SALES
Non-Affiliated Customers	$351,455	$293,283	$256,099
Unconsolidated Affiliates	29,931	30,804	27,030

Total Sales	381,386	324,087	283,129
COST OF SALES	164,364	137,746	120,690

GROSS PROFIT	217,022	186,341	162,439
OPERATING EXPENSES:
Selling	64,090	53,471	49,685
Research and Development	40,677	36,817	31,447
General and Administrative	34,928	30,682	26,788
Gain on Sale of Product Line	(4,218)
Equity in Income of Affiliates	(6,064)	(3,841)	(3,304)

OPERATING EXPENSES – NET	129,413	117,129	104,616
OPERATING INCOME	87,609	69,212	57,823
Interest/Other Income (Expense) – Net	827	(1,220)	(7)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	88,436	67,992	57,816
PROVISION FOR INCOME TAXES	(26,280)	(21,078)	(17,812)
MINORITY INTEREST	(361)	399	(975)

NET INCOME	$61,795	$47,313	$39,029

EARNINGS PER SHARE:
BASIC	$2.15	$1.66	$1.39
DILUTED	$2.08	$1.60	$1.32
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	28,731	28,487	28,128
DILUTED	29,679	29,628	29,474

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Accumulated Other
			Retained	Comprehensive Income	Comprehensive
(Dollars in Thousands except per share data)	Shares	Amount	Earnings	(Loss)	Income
BALANCE, JANUARY 1, 2001	27,836,788	$44,838	$208,465	$(26,279)
Comprehensive income:
Net income			39,029		$39,029
Foreign currency translation adjustment				(2,633)	(2,633)

Total comprehensive income					$36,396

Income tax benefit received upon exercise of certain stock options		3,566
Issuance of shares upon exercise of stock options	506,382	6,664
Cash dividends ($.24 per share)			(6,746)

BALANCE, DECEMBER 31, 2001	28,343,170	$55,068	$240,748	$(28,912)
Comprehensive income:
Net income			47,313		$47,313
Foreign currency translation adjustment				10,441	10,441

Total comprehensive income					$57,754

Income tax benefit received upon exercise of certain stock options		1,820
Issuance of shares upon exercise of stock options	260,609	3,919
Cash dividends ($.24 per share)			(6,833)

BALANCE, DECEMBER 31, 2002	28,603,779	$60,807	$281,228	$(18,471)
Comprehensive income:
Net income			61,795		$61,795
Foreign currency translation adjustment				19,748	19,748
Unrealized loss on foreign exchange Contracts – net of tax				(1,164)	(1,164)

Total comprehensive income					$80,379

Income tax benefit received upon exercise of certain stock options		1,621
Issuance of shares upon exercise of stock options	304,190	4,330
Cash dividends ($.24 per share)			(6,894)

BALANCE, DECEMBER 31, 2003	28,907,969	$66,758	$336,129	$113

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in Thousands)	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,795	$47,313	$39,029
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	35,469	34,741	26,912
Equity in income of affiliates	(5,261)	(3,841)	(3,304)
Deferred income taxes	2,675	(2,647)	1,081
Gain on sale of product line	(4,218)
Changes in operating assets and liabilities:
Accounts receivable	(2,094)	(4,570)	(8,606)
Inventories	(7,344)	(11,094)	(3,576)
Prepaid expenses and other current assets	803	(2,856)	(453)
Accounts payable	(4,138)	1,224	(3,206)
Accrued liabilities	5,876	8,311	8,309
Income taxes payable	4,870	2,391	5,509

Net cash flows from operating activities	88,433	68,972	61,695

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(41,965)	(12,468)	(27,303)
Sales-type and operating leases	(21,766)	(31,415)	(27,950)
Acquisition of license agreement	(5,000)
Investment in affiliated companies	—	(1,202)	(4,418)
Gain on sale of product line	4,218

Net cash used for investing activities	(64,513)	(45,085)	(59,671)

CASH FLOWS (USED FOR) FROM FINANCING ACTIVITIES:
(Repayment) borrowing of notes payable	(4,096)	(277)	2,726
Proceeds from exercise of stock options	4,330	3,919	6,664
Cash dividends paid	(6,894)	(6,833)	(6,746)

Net cash (used for) from financing activities	(6,660)	(3,191)	2,644

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,701)	1,754	771

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,559	22,450	5,439
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	54,284	31,834	26,395

CASH AND CASH EQUIVALENTS AT END OF YEAR	$69,843	$54,284	$31,834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$21,003	$18,721	$11,669

Cash paid during the year for interest	$3,056	$1,270	$1,269

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

     The Company’s products that are sold in the United States, whether manufactured in the United States or elsewhere, require product clearance by the United States Food and Drug Administration. In February of 2004, the FDA’s Application Integrity Policy was applied to the Company whereby the FDA will not review new tests for approval until the related issues with the FDA are resolved.

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

     The Company purchases certain chemical compounds that are key components in the IMMULITE system from Lumigen, Inc., the sole supplier of these chemical compounds, until the related patents expire. The Company’s business could be materially adversely affected if Lumigen, Inc. were unable to meet the Company’s supply requirements. In such an event, the Company would be required to enter into new supply agreements or use alternate technologies. If obtainable, such technology must have the same performance characteristics of the technology currently in use. The Company owns a 10% interest in Lumigen, Inc. and accounts for this interest using the equity method.

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

     Risks and uncertainties include the Company’s ability to successfully market new and existing products; the Company’s ability to keep abreast of technological innovations and successfully incorporate them into new products; the Company’s dependence on a sole supplier for key chemical components in the IMMULITE assays; the Company’s ability to address and resolve issues relating to the FDA’s Application Integrity Policy; and the Company’s ability to have new tests reviewed and approved by the FDA.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2003 and 2002 is $35,000,000 and $42,500,000, respectively, of short-term, high-quality, commercial paper.

Inventories

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost, less accumulated depreciation and amortization, which is computed using straight-line and declining-balance methods over the estimated useful lives (5 to 50 years) of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease.

     The Company reviews property, plant and equipment for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. An impairment loss, measured by the difference in the estimated fair value and the carrying value of the related asset, is recognized when the future cash flows (based on undiscounted cash flows) are less than the carrying amount of the asset. For purposes of estimating future cash flows for possibly impaired assets, the Company groups assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

Investments in Affiliated Companies

     Investments in affiliated companies represent equity investments in foreign distributors in which the Company owns a 50% or less equity interest. The investments are stated at cost plus advances, plus the Company’s equity in the undistributed net income since acquisition.

Goodwill and Intangibles

     Goodwill results primarily from the Company’s purchase of certain of its foreign distributors. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment only approach. Under SFAS No. 142, goodwill is tested at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. Amortization of goodwill, including goodwill from past business combinations ceased effective January 1, 2002. Pro forma net income for the year ended December 31, 2001, had the non-amortization provisions of SFAS No. 142 been applied to that period, would have been $40,146,000, or $1.36 per diluted share versus the $39,029,000 or $1.32 per diluted share actually reported. As required under SFAS No. 142, the Company completed its annual goodwill impairment testing on September 30 and does not believe that goodwill has been impaired. Prior to 2002, goodwill was being amortized over 20 years using the straight-line method.

     Intangible assets at December 31, 2003 consist of a purchased technology license in the amount of $4,857,000 (which is net of accumulated amortization of $143,000). Amortization expense in each of the next five years is $181,000, $233,000, $293,000, $449,000 and $535,000.

Foreign Currency Translation

     The functional currency for foreign subsidiaries is generally the local currency. Assets and liabilities of foreign subsidiaries and affiliates are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and income and expense accounts are translated at the weighted average rate in effect during the year. Foreign exchange translation adjustments are included as a component of comprehensive income and are accumulated in a separate component of shareholders’ equity. The income statement impact resulting from foreign currency transactions is a gain of approximately $1,158,000 during the year ended December 31, 2003 and losses of $493,000 and $575,000 during the years ended December 31, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company hedges specific foreign currency exposures by purchasing foreign exchange contracts. Such foreign exchange contracts are generally entered into by the Company’s European subsidiaries. The subsidiaries purchase foreign exchange contracts to hedge firm or anticipated commitments, denominated in other than their functional currency, to acquire inventory for resale. The Company does not engage in speculative transactions. The Company’s foreign exchange contracts do not subject the Company to exchange rate risk as any gains or losses on the transactions being hedged offset losses or gains on these contracts. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value or cash flow hedge). The Company had outstanding foreign exchange contracts to buy the U.S. dollars equivalent of approximately $34,150,000 and $14,650,000 at December 31, 2003 and 2002, respectively. The Company had outstanding contracts to buy United Kingdom Pounds equivalent of approximately £425,000 at December 31, 2003. These transactions are designated as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income. For the year ended December 31, 2003, a loss of approximately $1,164,000 related to foreign exchange forward contracts was included in other comprehensive income (net of income tax benefit of $499,000). Amounts for 2002 and 2001 were not significant.

Foreign Currency Exchange Contracts Outstanding December 31, 2003

			Equivalent
		Weighted-	U.S. Dollar
		Average	Value at
		Forward	December 31,
		Contract	2003	Weighted-	Unrealized Loss
	U.S. Dollar	Rate per	Exchange	Average	at December 31,
Local Currency	Amount Buy	U.S. Dollar	Rates	Maturity Date	2003
Contracts for Purchase of U.S. Dollars:
Australian Dollar	$1,800,000	.7200	$1,861,000	4/1/04	$(61,000)
British Pound	1,500,000	1.6516	1,610,000	4/14/04	$(110,000)
Euro	29,050,000	1.1826	30,606,000	5/19/04	$(1,556,000)
Swedish Krona	1,800,000	7.7165	1,919,000	4/3/04	$(119,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Equivalent
		Weighted-	British Pound
		Average	Value at
		Forward	December 31,
		Contract	2003	Weighted-	Unrealized Loss
	British Pound	Rate per	Exchange	Average	at December 31,
Local Currency	Amount Buy	British Pound	Rates	Maturity Date	2003
Contracts for Purchase of British Pounds:
Euros	£425,000	.7024	£427,000	1/26/04	£(2,000)

The following table provides information as of December 31, 2002 concerning the Company’s forward currency exchange contracts related to certain commitments of its subsidiaries denominated in foreign currencies. The table presents the contractual amount, the weighted-average expiration date, the weighted-average contract exchange rates, and the values for its currency contracts outstanding.

Foreign Currency Exchange Contracts Outstanding December 31, 2002

		Weighted-	Equivalent
		Average	U.S. Dollar
		Forward	Value at		Unrealized
		Contract Rate	December 31,	Weighted-	Loss at
	U.S. Dollar	per U.S.	2002	Average	December 31,
Local Currency	Amount Buy	Dollar	Exchange Rates	Maturity Date	2002
Contracts for Purchase of U.S. Dollars:
Euro	$12,150,000	.9960	$12,708,000	03/26/03	$(558,000)
British Pound	$1,000,000	1.5456	$1,036,000	03/09/03	$(36,000)
Swedish Krona	$1,500,000	9.2713	$1,590,000	04/05/03	$(90,000)

Revenue Recognition

The Company derives revenues from two principal sources: reagent (test kit) sales and IMMULITE instrument placements. The Company recognizes sales of test kits upon shipment and transfer of title to the customer.

     IMMULITE instruments are placed with customers under many different types of arrangements that generally fall into the following categories: sale, lease, reagent rental, and soft placement. The Company sells instruments directly to end-users, to third party leasing companies that lease the instruments to end-users, and to independent distributors that then resell the instruments to their customers. Instrument sales, which represent the smallest component of placements, are recognized upon shipment and transfer of title. The Company also sells instruments under sales-type leases, which are recorded as revenue upon shipment in an amount equal to the present value of the future minimum lease payments to be received over the lease term.

     Many instruments are placed other than by outright sale or capital lease. The Company also enters into various types of operating lease arrangements with customers that generally provide for terms of three to five years and periodic rental payments. Revenue on these types of leases is recognized on a pro rata basis over the term of the lease. When an instrument is placed on a reagent rental basis, the customer agrees to pay a mark-up on reagents, but is not charged for the instrument. The Company also places instruments at no charge to the customer (“soft placement”) subject to the customer’s agreement to purchase a minimum amount of reagents. In reagent rentals and soft placements, the only revenue recognized is based on reagent shipments. Under operating lease, rental, and soft placements, DPC continues to own the instrument that is placed with the customer. These instruments are generally amortized on a straight-line basis over five years and maintenance costs are expensed as incurred. The Company also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

enters into service contracts with customers and recognizes service revenue over the related contract life (related costs are expensed as incurred). See Note 4 for a summary of sales type and operating leases.

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

     Had the fair value method of accounting been applied to the Company’s stock option plans, the tax-effected impact would be as follows:

(Dollars in Thousands, except per Share Data)	2003	2002	2001
Net income, as reported	$61,795	$47,313	$39,029
Deduct: Compensation expense from stock options determined under fair value based method for all awards, net of related tax effects	(2,491)	(2,692)	(2,347)

Proforma net income	$59,304	$44,621	$36,682

Earnings per share:
Basic – as reported	$2.15	$1.66	$1.39

Basic – pro forma	$2.06	$1.57	$1.30

Diluted – as reported	$2.08	$1.60	$1.32

Diluted – pro forma	$2.00	$1.51	$1.24

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

New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The impact of SFAS No. 143 is effective for years that began after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of FASB Interpretation No. 45 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company does not currently provide any third party guarantees.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the amended disclosure requirements of SFAS No. 148. The Company will continue to account for stock-based compensation to its employees and directors using the intrinsic value method proscribed by APB No. 25 and related interpretations.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Management does not believe the adoption of FIN 46(R) will have a material impact on the Company’s financial position or results of operations.

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 “Accounting for Financial Instruments with the Characteristics of both Liabilities and Equities.” SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that will be impacted by SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

Reclassifications

     Certain amounts have been reclassified in 2001 to conform to the 2002 and 2003 presentation.

Note 2 – Business Acquisitions

     As of December 31, 2001, the Company’s Brazilian subsidiary acquired a 100% interest in a laboratory testing company in Brazil, Medlab Productos Diagnosticos Ltda., for $2,035,000. This company was previously owned by the Company’s Brazilian subsidiary’s minority shareholder.

     As of January 22, 2002, the Company’s Brazilian subsidiary acquired a 51% interest in DPC Medlab Bolivia Ltda.

     These acquisitions were not material to the Company’s financial position or results of operations.

Note 3 – Inventories

     Inventories by major categories are summarized as follows:

	December 31,
(Dollars in Thousands)	2003	2002
Raw materials	$39,145	$35,257
Work in process	38,761	30,814
Finished goods	8,596	9,789

	$86,502	$75,860

Note 4 – Instruments

     The non-current asset account “Instruments” on the accompanying balance sheet consists of IMMULITE instruments placed or leased to customers. The majority are placed with customers. Instruments are placed on both a reagent rental basis, in which the customer pays a mark-up on reagents but is not charged for the instrument, and on a soft placement basis, in which the customer does not pay for the instrument but agrees to purchase a minimum amount of reagents. The Company also leases instruments under operating type leases and sells instruments under sales-type leases. Sales-type leases are recorded as revenue at the inception of the lease in an amount equal to the present value of the future minimum lease payments to be received over the lease term. Instruments are comprised of the following:

	December 31,
(Dollars in Thousands)	2003	2002
Placements and Operating leases	$201,401	$150,141
Less accumulated amortization	126,164	85,235

Net	75,237	64,906

Sales-type leases	1,993	1,747

Total	$77,230	$66,653

Instrument rental revenue was $8.0 million and $5.4 million in 2003 and 2002, respectively. Placed instruments and instruments subject to operating leases are generally depreciated over five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Investment in Affiliated Companies

     The Company has equity interests in three non-consolidated foreign affiliates. The affiliates distribute the Company’s products in their respective countries. The countries and the Company’s ownership interest are as follows: Portugal, 45%; Italy, 45%; and Greece, 50%.

     The following represents condensed financial information for all of the Company’s investments in non- consolidated affiliated companies and the results of their operations.

	December 31,
(Dollars in Thousands)	2003	2002	2001
Current assets	$60,103	$44,065	$37,746
Property and other assets	52,334	44,535	37,536

Total assets	$112,437	$88,600	$75,282

Current liabilities	$44,927	$34,364	$30,426
Non-current liabilities	8,178	10,435	8,854
Shareholders’ equity	59,332	43,801	36,002

Total liabilities and shareholders’ equity	$112,437	$88,600	$75,282

Sales	$83,993	$65,087	$57,285

Net income	$11,754	$7,216	$6,455

     The Company had sales to non-consolidated affiliates of $29,931,000 in 2003, $30,804,000 in 2002, and $27,030,000 in 2001, including sales to Italy of $27,957,000 in 2003, $23,306,000 in 2002, and $20,124,000 in 2001.

     The Company’s cumulative equity in undistributed earnings of non-consolidated affiliated companies at December 31, 2003 is $21,807,000. It is anticipated that additional income taxes payable on earnings of foreign affiliates, if distributed, would be substantially offset by U.S. tax credits for foreign taxes paid.

Note 6 – Notes Payable

     Notes payable consist of borrowings by certain of the Company’s foreign subsidiaries (some guaranteed by DPC) that are payable in the subsidiaries’ local currency. The notes, translated into U.S. Dollars, are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(Dollars in Thousands)	2003	2002
Variable rate notes payable to a bank in Germany, at an average interest rate of approximately 4%, payable through 2008	$10,937	$8,550
Fixed rate notes payable to a bank in France, at an interest rate of approximately 5%, payable through 2007	5,820	6,913
Fixed rate notes payable to a bank in Spain, at an interest rate of approximately 3%, payable through 2005	1,894	1,795
Variable rate notes payable to a bank in Sweden, at an interest rate of approximately 4%, payable through 2008	718	1,907
Other		562

Total	$19,369	$19,727

     Aggregate future maturities of long-term debt outstanding at December 31, 2003 are $9,231,000 in 2004, $3,508,000 in 2005, $2,617,000 in 2006, $1,589,000 in 2007, and $2,424,000 in 2008.

     The Company also has a line of credit with a bank, under which it may borrow up to $20 million through July of 2005 and may also be used for standby letters of credit. There were no borrowings or standby letters of credit outstanding at December 31, 2003 or 2002.

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

Contributions under the money purchase pension plan are made annually in an amount equal to 10% of the compensation of all participants for such year. Contributions related to the pension benefit were $5,935,000 for 2003, $5,201,000 for 2002, and $4,544,000 for 2001. Contributions related to the profit-sharing component for any year are made at the discretion of the Board of Directors of the Company, but cannot exceed 15% of the compensation of all participants for such year. The Company contributed $900,000 to the profit-sharing component for 2003, $1,001,000 for 2002, and $1,384,000 for 2001. Contributions under the 401(k) salary deferral are at the option of the employee in percentage increments of the employee’s salary not to exceed the maximum allowable under Federal law. The Company matches these contributions at a rate of 50 percent of the first $1,000 of compensation contributed by the employee. The Company contributed 401(k) employer matches of $516,000 for 2003, $489,000 for 2002, and $461,000 for 2001.

Note 8 – Income Taxes

Income before income taxes is summarized as follows:

	Year Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Domestic	$50,665	$47,317	$39,805
Foreign	37,771	20,675	18,011

Total income before income taxes and minority interest	$88,436	$67,992	$57,816

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes is summarized as follows:

	Year Ended December 31,
(Dollars in Thousands)	2003	2002	2001
CURRENT:
Federal	$11,586	$11,841	$11,881
State	1,056	(133)	(500)
Foreign	11,825	9,939	5,350
Deferred income taxes	1,813	(569)	1,081

Total provision for income taxes	$26,280	$21,078	$17,812

Current deferred income tax assets at December 31, 2003 include $499,000 related to the income tax benefits of unrealized losses on forward exchange contracts, which are a component of other comprehensive income. At December 31, 2003 and 2002, deferred income tax assets include a non-concurrent asset of $2,078,000 related to exchange losses on permanently invested notes due from foreign subsidiaries, as the benefit is recorded as a component of other comprehensive income in the accompanying consolidated balance sheet. There were no similar amounts recorded at December 21, 2001.

Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:

	Year Ended December 31,
(Dollars in Thousands)	2003	2002
Inventory	(1,071)	641
Depreciation and amortization	(688)	855
Research and development credit carryforwards	1,644	1,369
Tax benefit of exchange losses on permanently invested notes in Foreign subsidiaries	2,078	2,078
Tax benefit of unrealized losses on forward exchange contracts	499
Allowance for doubtful accounts	686	767
Inter-company profit	1,747	1,454
Other	773	260
Valuation allowance		(441)

Total	$5,668	$6,983

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Year Ended December 31,
(Dollars in Thousands)	2003	%	2002	%	2001	%
Provision for income taxes at statutory rate	$30,953	35	$23,797	35	$20,236	35
Foreign income subject to tax at other than federal statutory rate	95	(1)	1,154	2	(235)	(1)
Extra Territorial Income/Foreign Sales Corp benefit	(2,457)	(3)	(1,892)	(3)	(1,375)	(3)
Research and development tax credit	(1,281)	(1)	(1,236)	(2)	(733)	(1)
Equity in income of affiliates	(2,122)	(2)	(1,334)	(2)	(1,156)	(2)
Valuation allowance	(441)	(1)			441	1
State taxes	685	1	(173)		173
Other	848	1	762	1	461	2

Provision for income taxes	$26,280	30	$21,078	31	$17,812	31

Foreign income subject to tax at other than the federal statutory rate includes taxes of approximately $962,000 recorded in the third quarter of 2003 and $1,400,000 recorded in the fourth quarter of 2002 related to certain tax matters in China (see Note 9). A valuation allowance was provided in 2001 related to certain tax credits. As a result of a change in the law, the valuation was reversed in 2003.

Note 9 – Commitments and Contingent Liabilities

     In the fourth quarter of fiscal year 2002, the Company discovered internally that its Chinese subsidiary had made certain improper payments that may have violated foreign and U.S. laws. An independent investigation by the audit committee concluded that no senior management of the Company was involved and that there were no apparent similar issues with respect to the Company’s other foreign operations. The Company implemented additional policies and procedures to promote compliance with applicable laws The Company is cooperating with the SEC and the United States Justice Department in its review of this matter. The termination of the improper payments in China may have a significant adverse on sales in China. For the year ended December 31, 2002, the Company’s Chinese subsidiary had revenues of approximately $9.0 million, less than 3% of the Company’s total sales. For the year ended December 31, 2003, the Chinese subsidiary had sales of $9.8 million. In the fourth quarter of 2002 the Company accrued $1.5 million for actual and estimated costs to resolve this matter. As of December 31, 2003 $1.4 million remains in the accrual, which consists principally of estimated penalties and/or fines that the Company may incur to resolve this matter. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the possible non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Additional legal expenses of approximately $884,000 have been incurred and charged to general and administrative expense during the year ended December 31, 2003. As of December 31, 2003, $1.4 million is included in accrued liabilities on the accompanying consolidated balance sheet related to the accrual for costs, and estimated penalties and/or fines.

     In February 2004 the Company was informed by the FDA that, based on inspectional findings that included data integrity and procedural issues, it was subject to the FDA’s Application Integrity Policy. The FDA suspended its review of all applications submitted by the Company and will defer the review of any future applications until the FDA determines that the Company has resolved the issues related to this matter. The resolution process consists of developing and implementing a corrective action plan that will be audited by a third party and reviewed by the FDA. The Company believes that 12 months is a reasonable time for such actions to take place. During this time, the Company is not restricted by the FDA with regard to introducing new tests outside of the United States. However, the Company’s inability to introduce new tests in the United States during this period may have a negative impact on its future sales and profits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has a non-cancelable operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of persons who are executive officers, directors, and/or shareholders of the Company. The agreement extends through December 31, 2004, with a two-year option to renew. The Company paid approximately $966,000 in each of 2001 and 2002, and $1,035,000 in 2003 under the facility lease agreement. Future minimum lease commitments as of December 31, 2003 are as follows:

(Dollars in Thousands)	2004	2005	2006	Total
Non-related	$2,970	$2,473	$1,995	$7,438
Related party	1,035		—	1,035

	$4,005	$2,473	$1,995	$8,473

     Aggregate rental expense under operating leases approximated $4,302,000 in 2001, $4,965,000 in 2002, and $4,405,000 in 2003.

Note 10 – Earnings per Share

     The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted Earnings Per Share (EPS) for the income statements presented herein.

	Year Ended December 31,
(Shares in Thousands)	2003	2002	2001
Basic	28,731	28,487	28,128
Assumed exercise of stock options	948	1,141	1,346

Diluted	29,679	29,628	29,474

     Net income as presented in the consolidated income statement is used as the numerator in the EPS calculation for both the basic and diluted computations.

Stock options to purchase 256,260 shares of common stock in 2003 and 256,000 shares in 2002 were outstanding but not included in the computation of diluted EPS because the option prices were greater than the average market price of the common shares. All outstanding options were dilutive in 2001.

Note 11 – Stock Option Plans

     Under the Company’s stock option plans, all of which have been approved by the Company’s shareholders, incentive stock options may be granted and are exercisable at prices not less than 100% of the fair market value on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the Company). Additionally under the plans, non-qualified stock options may be granted and are exercisable at prices not less than 85% of fair market value at the date of grant. Options generally become exercisable after one year, in installments (generally over 3 to 9 years), and may be exercised on a cumulative basis at any time before expiration. Options expire no later than ten years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number	Weighted	Weighted
	of	Average	Average
	Shares	Exercise Price	Fair Value
Options outstanding, January 1, 2001 (759,978 exercisable)	2,449,780	$13.88
Granted	584,000	31.97	$13.61
Exercised	(506,382)	13.31
Canceled	(35,380)	14.80

Options outstanding, December 31, 2001 (547,383 exercisable)	2,492,018	18.22
Granted	179,000	39.26	16.70
Exercised	(260,609)	15.17
Canceled	(18,600)	21.96

Options outstanding December 31, 2002 (742,742 exercisable)	2,391,809	20.10
Granted	209,000	39.81	14.83
Exercised	(304,190)	14.05
Canceled	(41,800)	24.07

Options Outstanding December 31, 2003 (822,885 exercisable)	2,254,819	$22.68

     The following table summarizes information about stock options outstanding at December 31, 2003:

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/03	Life	Price	at 12/31/03	Price
$0.00-9.99	6,000	0.3 years	$9.38	6,000	$9.38
$10.00-19.99	1,306,284	4.4 years	$13.90	571,083	$14.04
$20.00-29.99	229,735	6.9 years	$23.88	75,733	$23.79
$30.00-39.99	405,200	8.3 years	$35.69	83,867	$34.18
$40.00-49.99	307,600	8.3 years	$42.14	86,202	$41.48

	2,254,819			822,885

     Pursuant to the plans, 2,254,819 shares of common stock are reserved for issuance upon the exercise of outstanding options. In addition, the Company has 1,390,000 options available for future grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, except per Share Data)	2003	2002	2001
Weighted Average Assumptions for Pro forma Disclosure:
Expected option life	7 years	7 years	7 years
Dividend yield	0.65%	0.75%	1.00%
Volatility	31%	36%	36%
Risk-free interest rate	3.49%	4.42%	5.04%
Forfeiture rate	5%	5%	5%
Net income, as reported	$61,795	$47,313	$39,029
Deduct: Compensation expense from stock options determined under fair value based method for all awards, net of related tax effects	(2,491)	(2,692)	(2,347)

Pro forma net income	$59,304	$44,621	$36,682

Earnings per share:
Basic – as reported	$2.15	$1.66	$1.39

Basic – pro forma	$2.06	$1.57	$1.30

Diluted – as reported	$2.08	$1.60	$1.32

Diluted – pro forma	$2.00	$1.51	$1.24

NOTE 12 - Segment and Product Line Information

     The Company considers its manufactured instruments and medical immunodiagnostic test kits to be one operating segment as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as the Company’s IMMULITE systems are “closed” and, as such, can only utilize the Company’s test kits. The Company manufactures its instruments and test kits principally at facilities located in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxembourg, Finland, Norway, France, Estonia, Sweden, Australia, China, Brazil, Uruguay, Venezuela, Costa Rica, Honduras, El Salvador, Guatemala, and Panama.

     The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

	Year Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Sales:
IMMULITE (includes service)	$337,957	$276,776	$230,412
Radioimmunoassay (“RIA”)	26,688	29,859	33,772
Other	16,741	17,452	18,945

	$381,386	$324,087	$283,129

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2003
		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)	Group)	Other	Elimination	Total
Sales	$242,963	$66,601	$52,529	$31,937	$86,522	$(99,166)	$381,386
Operating expenses[1]	81,183	10,563	11,989	8,493	23,249		135,477
Interest income (expense), net	4,025	306	(1,224)	(1,366)	(914)		827
Other income (expense), net	(2,476)	57	374	(941)	2,986		0
Minority interest				187		174	361
Provision for income taxes expense	13,927	5,951	1,159	424	4,819		26,280
Net income	36,740	13,868	2,086	822	8,453	(174)	61,795
Segment assets:
Long-lived assets	73,004	23,724	12,748	4,110	61,470		175,056
Total assets	513,884	64,538	54,319	28,845	89,146	(263,150)	487,582
Capital expenditures	30,550	5,371	461	1,667	982		39,031

1) Operating expenses exclude equity income of affiliates.

	December 31, 2002
		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)	Group)	Other	Elimination	Total
Sales	$227,369	$44,791	$40,632	$29,011	$70,756	$(88,472)	$324,087
Operating expenses[1]	78,316	8,024	9,469	7,570	17,591		120,970
Interest income (expense) net	3,415	(207)	(1,158)	(1,280)	(1,027)		(257)
Other income expense (net)	266		1,146	(3,378)	1,003		(963)
Minority interest				(120)		519	399
Provision for income taxes expense	(13,016)	(4,088)	(413)	467	(4,028)		(21,078)
Net income	34,302	9,468	625	(906)	3,305	519	47,313
Segment assets:
Long-lived assets	87,735	18,688	32,995	8,803	23,881		172,102
Total assets	416,758	44,958	49,071	21,055	69,932	(208,327)	393,447
Capital expenditures	5,955	1,994	853	365	3,301		12,468

1) Operating expenses exclude equity income of affiliates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2001
		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)	Group)	Other	Elimination	Total
Sales	$210,087	$37,463	$33,269	$29,561	$56,576	($83,827)	$283,129
Operating expenses	70,388	7,289	8,555	7,263	14,425		107,920
Interest income (expense), net	4,135	(450)	(1,178)	(1,244)	(873)		390
Other income (expense), net	(397)						(397)
Minority interest				975			975
Provision (benefit) for income taxes expense	12,462	2,755	287	1,142	1,166		17,812
Net Income	27,345	6,055	522	1,239	3,868		39,029
Segment assets:
Long-lived assets	72,801	16,695	26,248	11,394	24,033		151,171
Total assets	349,158	38,003	38,860	23,036	57,912	(181,202)	325,767
Capital expenditures	18,698	2,838	1,272	691	3,804		27,303

1) Operating expenses exclude equity income of affiliates.

     The Company’s export sales to unaffiliated customers are summarized as follows:

(Dollars in Thousands)	Western Europe	South America	Other Exports	Total Exports
2001	$3,501	$7,666	$24,114	$35,281
2002	4,358	6,529	25,787	36,674
2003	4,380	7,683	27,962	40,025

SUPPLEMENTARY FINANCIAL DATA

     Unaudited quarterly financial information for the years ended December 31, 2003 and 2002 is summarized as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended
(Dollars in Thousands, except per Share Data)	2003	2003	2003	2003	2003
Sales	$86,880	$95,951	$93,737	$104,818	$381,386
Gross profit	50,324	55,987	52,402	58,309	217,022
Income taxes	5,155	6,843	6,988	7,294	26,280
Net income	12,707	16,622	16,965	15,501	61,795
Earnings per share:
Basic	$0.44	$0.58	$0.59	$0.54	$2.15
Diluted	$0.43	$0.56	$0.57	$0.52	$2.08
Weighted Average Shares Outstanding:
Basic	28,622	28,690	28,670	28,850	28,731
Diluted	29,544	29,659	29,697	29,804	29,679

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended
	2002	2002	2002	2002	2002
Sales	$74,640	$84,536	$79,412	$85,499	$324,087
Gross profit	43,970	48,844	45,184	48,343	186,341
Income taxes	4,955	6,276	4,248	5,599	21,078
Net income	10,807	14,050	9,906	12,550	47,313
Earnings per share:
Basic	$0.38	$0.49	$0.35	$0.44	$1.66
Diluted	$0.37	$0.47	$0.34	$0.42	$1.60
Weighted Average Shares Outstanding:
Basic	28,360	28,465	28,540	28,583	28,487
Diluted	29,517	29,723	29,506	29,700	29,628

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	March 15, 2004
/s/ Sidney A. Aroesty Sidney A. Aroesty	Senior Vice President Director	March 15, 2004
/s/ Maxwell H. Salter Maxwell H. Salter	Director	March 15, 2004
/s/ James D. Watson James D. Watson	Director	March 15, 2004
/s/ Frederick Frank Frederick Frank	Director	March 15, 2004
/s/ Kenneth A. Merchant Kenneth A. Merchant	Director	March 15, 2004
/s/ Ira Ziering Ira Ziering	Senior Vice President Director	March 15, 2004
/s/ James L. Brill James L. Brill	Vice President Finance (Principal Financial and Accounting Officer)	March 15, 2004

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (8)

4.1	Stock Certificate (3)

*10.1	Form of Indemnification Agreement with Officers and Directors (1)

*10.2	1990 Stock Option Plan as amended (5)

10.3	Standard Industrial Lease with 5700 West 96th Street, general partnership, dated February 18, 1991 (4) and second addendum dated April 1, 2002 (7)

*10.4	1997 Stock Option Plan as amended (6)

10.5	First Amendment to Settlement Agreement effective as of October 1, 2003 (rights regarding IMMULITE chemical compounds) Note: Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

21	Subsidiaries of Registrant

23	Independent Auditors’ Consent

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Section 906 Officers’ Certification

*      Management contracts, compensation plans, or arrangements

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988. (File No. 1-9957)

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001. (File No. 1-9957)

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988. (File No. 1-9957)

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (File No. 1-9957)

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. (File No. 1-9957)

(6)	Incorporated by reference to Registrant’s registration statement on Form S-8 (file no. 333-60690) filed on May 11, 2001.

(7)	Incorporated by reference to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. (File No. 1-9957)

(8)	Incorporated by reference to registrant’s Annual Report on Form 10-K for the year ended December 31, 2002