Form 10-Q
period 2004-03-31
DIAGNOSTIC PRODUCTS CORP
filed 2004-05-10
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

[ YES X ] [NO   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[ YES X ] [NO   ]

The number of shares of Common Stock, no par value, outstanding as of May 4, 2004, was 29,058,846.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(Amounts In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2004	2003
SALES:
Non-Affiliated Customers	$96,974	$80,247
Unconsolidated Affiliates	9,109	6,633

Total Sales	106,083	86,880
COST OF SALES	46,022	36,556

Gross Profit	60,061	50,324

OPERATING EXPENSES:
Selling	18,727	15,433
Research and Development	11,424	10,003
General and Administrative	9,665	8,599
Equity in Income of Affiliates	(2,130)	(1,458)

OPERATING EXPENSES - NET	37,686	32,577

OPERATING INCOME	22,375	17,747
Interest/Other (Expense) Income - Net	(369)	29

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	22,006	17,776
PROVISION FOR INCOME TAXES	6,602	5,155
MINORITY INTEREST	(53)	(86)

NET INCOME	$15,457	$12,707

EARNINGS PER SHARE:
BASIC	$.53	$.44
DILUTED	$.52	$.43
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	28,972	28,622
DILUTED	29,944	29,544

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(Dollars in Thousands)	2004	2003
Assets
CURRENT ASSETS:
Cash and cash equivalents	$66,407	$69,843
Accounts receivable (including receivables from unconsolidated affiliates of $11,611 and $6,701, respectively) – net of allowance for doubtful accounts of $3,267 and $3,195, respectively	98,373	90,310
Inventories	89,220	86,502
Prepaid expenses and other current assets	5,071	5,500
Deferred income taxes	5,148	5,413

Total current assets	264,219	257,568

PROPERTY, PLANT, AND EQUIPMENT:
Land and buildings	58,998	58,711
Machinery and equipment	85,813	79,638
Leasehold improvements	9,439	9,384
Construction in progress	33,817	30,111

Total	188,067	177,844
Less accumulated depreciation and amortization	(76,479)	(73,424)

Property, plant, and equipment – net	111,588	104,420
INSTRUMENTS – net	74,494	77,230
DEFERRED INCOME TAXES	15	255
INVESTMENTS IN AFFILIATED COMPANIES	31,361	29,822
OTHER ASSETS — net	11,813	4,864
GOODWILL —Net of accumulated amortization of $11,943 and $12,190, respectively	13,415	13,423

TOTAL ASSETS	$506,905	$487,582

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$16,687	$19,369
Accounts payable	21,031	20,983
Accrued liabilities	35,921	32,136
Income taxes payable	10,449	9,246

Total current liabilities	84,088	81,734
MINORITY INTEREST	2,741	2,848
SHAREHOLDERS’ EQUITY:
Common Stock–no par value, authorized 60,000,000 shares at March 31, 2004 and December 31, 2003; outstanding 29,027,846 shares and 28,907,969 shares, respectively	69,116	66,758
Retained earnings	349,849	336,129
Accumulated other comprehensive income	1,111	113

Total shareholders’ equity	420,076	403,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$506,905	$487,582

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(Dollars in Thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,457	$12,707
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,774	8,355
Deferred income taxes	260
Equity in undistributed income of unconsolidated affiliates	(1,787)	(1,458)
Changes in operating assets and liabilities:
Accounts receivable	(8,629)	(4,385)
Inventories	(2,426)	(658)
Prepaid expenses and other current assets	395	2,811
Other assets	(1,250)
Accounts payable	1,926	(2,120)
Accrued liabilities	(1,999)	(4,639)
Income taxes payable	1,133	2,289

Net cash flows from operating activities	10,854	12,902

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(9,744)	(24,773)
Instruments	(3,012)	(7,262)

Net cash flows used for investing activities	(12,756)	(32,035)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Repayments of notes payable-net	(2,253)	(955)
Proceeds from exercise of stock options	2,358	632
Cash dividends paid	(1,737)	(1,717)

Net cash flows used for financing activities	(1,632)	(2,040)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	98	34

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,436)	(21,139)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,843	54,284

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,407	$33,145

SEE ACCOMPANYING NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Basis of Presentation

The information for the three months ended March 31, 2004 and 2003 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options.

Note 2 – Inventories

Inventories by major categories are summarized as follows:

	March 31,	December 31,
(Dollars in Thousands)	2004	2003
Raw materials	$38,759	$39,145
Work in process	40,201	38,761
Finished goods	10,260	8,596

Total	$89,220	$86,502

Note 3 – Goodwill and Intangibles

Goodwill results primarily from the Company’s purchase of certain of its foreign distributors. Intangible assets at March 31, 2004 consist of purchased technology licenses totaling $11,813,000, which is net of accumulated amortization of $187,000. Of that amount, approximately $4.8 million represents licenses purchased during the second quarter of 2003. Amortization expense for the 2003 licenses for the quarter ended March 31, 2004 totaled $44,000 and for each of the next five fiscal years is estimated to be $181,000, $233,000, $293,000, $449,000, and $535,000, respectively. The remaining licenses totaling approximately $7 million were purchased at the end of the first quarter of 2004 and will be amortized in future periods based on the underlying estimated benefit derived.

Note 4 – Comprehensive Income

Comprehensive income is summarized as follows:

	Three Months Ended March 31,
(Dollars in Thousands)	2004	2003
Net income	$15,457	$12,707
Foreign currency translation adjustment	(638)	2,343
Unrealized gain on foreign exchange contracts Net of tax impact	1,636

Comprehensive income	$16,455	$15,050

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

Note 5 – Segment and Product Line Information

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

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

	Three Months Ended
	March 31,
(Dollars in Thousands)	2004	2003
Sales:
IMMULITE (includes service)	$96,266	$75,653
Radioimmunoassay (“RIA”)	6,405	6,793
Other (Includes DPC and non-DPC products)	3,412	4,434

	$106,083	$86,880

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

		Euro/DPC Limited	DPC Biermann	DPC Medlab		Less:Intersegment
	United States	(United Kingdom)	(German Group)*	(Brazilian Group)*	Other	Elimination	Total
(Dollars in Thousands)
Three Months Ended March 31, 2004
Sales	$65,172	$20,611	$14,552	$7,852	$25,013	$(27,117)	$106,083
Net income	7,301	4,747	680	(121)	2,744	106	15,457
Three Months Ended March 31, 2003
Sales	$56,678	$15,073	$12,675	$6,202	$21,144	$(24,892)	$86,880
Net income	7,024	2,883	420	(197)	2,427	150	12,707

*DPC Biermann includes the Company’s operations in Germany, the Czech Republic, Slovenia, Croatia, and Poland. DPC Medlab includes the Company’s operations in Brazil, Uruguay, Venezuela, Honduras, Guatemala, Costa Rica, Panama, El Salvador, and Bolivia.

Note 6 – Pro Forma Stock-Based Compensation

The Company has stock option plans under which options have historically been granted at exercise prices equal to the market price at the date of grant. Options granted vest over periods of three to nine years and expire ten years from the date of grant.

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

(Amounts in Thousands, except per share data)

	Three Months Ended
	March 31
	2004	2003
Net Earnings:
As Reported	$15,457	$12,707
Pro Forma expense	(673)	(738)

Pro Forma	$14,784	$11,969

Net Earnings Per Share
Basic:
As Reported	$0.53	$0.44
Pro Forma Adjustment	(0.02)	(0.02)

Pro Forma	$0.51	$0.42

Diluted:
As Reported	$0.52	$0.43
Pro Forma Adjustment	(0.03)	(0.02)

Pro Forma	$0.49	$0.41

Note 7 – New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46R “Consolidation of Variable Interest Entities.” FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinate financial support from other parties. FIN 46R requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46R was effective for special-purpose entities being evaluated under FIN 46R for consolidation on December 31, 2003 and was effective for all other entities being evaluated on March 31, 2004. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

Note 8 – Commitments and Contingent Liabilities

The Company is continuing to cooperate with the SEC and the United States Justice Department in their review of certain improper payments by the Company’s Chinese subsidiary first discovered internally by the Company in the fourth quarter of 2002. The Company is also continuing to evaluate its internal policies and procedures to promote compliance with applicable laws. The Company’s activities in this regard resulted in the termination of the general manager of the Chinese subsidiary in the first quarter of 2004 as a result of his failure to follow payment-related procedures implemented on the advice of outside counsel. An independent committee of the Board continues to oversee these issues and is conducting an inquiry. Government and other actions related to this matter may have a material adverse effect on future operations in China. For the year ended December 31, 2003, the Chinese subsidiary had sales of $9.8 million. In the first quarter of 2004 the Company’s Chinese subsidiary had sales of $2.1 million. In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. As of March 31, 2004, $1.4 million remains in the accrual, which consists principally of estimated penalties and/or fines that the Company may incur to resolve this matter. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the possible non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Additional legal expenses of approximately $884,000 and $33,000 have been incurred and charged to general and administrative expense during the year ended December 31, 2003 and quarter ended March 31, 2004, respectively. It is anticipated that legal fees for issues related to China will increase in the remainder of 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for the historical information contained herein, this report and the following discussion in particular contain forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” and similar expressions) which are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include:

•	the Company’s ability to successfully market new and existing products;

•	the Company’s ability to keep abreast of technological innovations and successfully incorporate them into new products;

•	the Company’s dependence on sole suppliers for key chemical components in the IMMULITE assays;

•	the Company’s ability to address and resolve issues relating to the FDA’s Application Integrity Policy;

•	the risks inherent in the development and release of new products, such as delays, unforeseen costs, technical difficulties, and regulatory approvals

•	competitive pressures, including technological advances and patents obtained by competitors;

•	environmental risks related to substances regulated by various federal, state, and international laws;

•	currency risks based on the relative strength or weakness of the U.S. dollar;

•	domestic and foreign governmental health care regulation and cost containment measures;

•	political and economic instability in certain foreign markets;

•	changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, or the American Institute of Certified Public Accountants; and

•	the effects of governmental or other actions relating to certain payments by the Company’s Chinese subsidiary.

Overview

DPC develops and manufactures automated diagnostic test systems and related reagent test kits that are used by hospital, reference, and physicians’ office laboratories throughout the world. The Company’s principal product line, IMMULITE, is a fully automated, computer-driven modular system that uses specialized proprietary software to provide rapid, accurate test results that reduce the customer’s labor and reagent costs. The Company’s immunoassay tests provide critical information useful to physicians in the diagnosis, monitoring, management, and prevention of various diseases.

DPC manufactures over 400 immunodiagnostic test kits (also called “reagents” or “assays”) using several different technologies and assay formats. The IMMULITE instruments are closed systems, meaning that they will not perform other manufacturers’ tests. Accordingly, a major factor in the successful marketing of these systems is the ability to offer a broad menu of assays. In addition to the IMMULITE assays, we sell a broad range of tests based on other technologies that can be performed manually using the customer’s own laboratory equipment, such as radioimmunoassay (RIA) and enzyme immunoassay (EIA) tests.

In addition to breadth of menu, major competitive factors for the IMMULITE instruments include time-to-first result (how quickly the instrument performs the test), ease of use, and overall cost effectiveness. Because of these competitive factors and the rapid technological developments that characterize the industry, the Company devotes approximately 10% of its annual revenues to research and development activities, all of which are expensed as incurred.

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

An important measure of the penetration of IMMULITE reagent sales is the average amount of reagent sales per instrument shipped. It takes a number of weeks or months after an instrument is shipped for it to become fully functional with regard to reagent utilization. The Company calculates average reagent utilization for a fiscal period by dividing IMMULITE reagent sales for the period by the total number of instruments shipped as of the end of the previous fiscal period.

Results of Operations

SUMMARY FINANCIAL DATA

(Dollars in thousands, except for share data)

	Q1 2004	% change	Q1 2003
Sales	$106,083	22.1%	$86,880
Gross Profit	60,061		50,324
% of sales	56.6%		57.9%
Operating Expenses:
Selling	18,727		15,433
Research and Development	11,424		10,003
General and Administrative	9,665		8,599
Equity in Income of Affiliates	(2,130)		(1,458)

Total Operating Expenses	37,686	15.7%	32,577
% of sales	35.4%		37.5%

Operating Income	22,375	26.1%	17,747
% of sales	21.1%		20.4%
Interest/Other (Expense) Income net	(369)		29

Income Before Income Taxes and Minority interest	22,006		17,776
Provision for Income Taxes	6,602		5,155
Income Tax Rate	30.0%		29.0%
Minority Interest	(53)		(86)

Net Income	$15,457	21.6%	$12,707

Earnings per share:
Basic	$.53		$.44
Diluted	$.52		$.43

Sales

The Company’s sales increased 22% in the first quarter of 2004 to $106.1 million compared to sales of $86.9 million in the first quarter of 2003. Sales of all IMMULITE products, instruments, service, and reagents in the first quarter of 2004 was $96.3 million, a 27% increase over 2003. In the first quarter of 2004, IMMULITE products represented 91% of sales versus 87% in 2003. Various categories of IMMULITE product line sales in the first quarter of 2004 and 2003 are shown in the following chart:

IMMULITE Product Line Sales (000’s omitted)

	2004		2003
	Sales	% change from 2003	Sales
IMMULITE 2000
Reagents	$54,977	33.1%	$41,295
Instruments and Service	10,009	90.9	5,242

Total	$64,986	39.6%	$46,537
IMMULITE (including IMMULITE 1000)
Reagents	$27,107	7.3%	$25,257
Instruments and Service	4,173	8.1	3,859

Total	$31,280	7.4%	$29,116

IMMULITE Product Line Sales	$96,266	27.3%	$75,653

The Company shipped a total of 209 IMMULITE systems during the first quarter of 2004, including 158 IMMULITE 2000 systems and 51 IMMULITE 1000 systems. The total base of IMMULITE systems shipped grew to 9,242, including 3,102 IMMULITE 2000 systems. In the first quarter of 2003 the Company shipped a total of 216 IMMULITE systems, including 141 IMMULITE 2000 systems.

The reduction in the number of IMMULITE 1000’s shipped is a result of the time that the IMMULITE 1000 and its predecessor system, the IMMULITE, have been available in the market, which is over ten years. The Company also ships IMMULITE systems that have been returned by customers and refurbished by the Company. These refurbished systems are not included in the Company’s count of units shipped. In the fourth quarter of 2003 the Company reduced the price of the IMMULITE 2000 in anticipation of the release of the IMMULITE 2500 in early 2004. The IMMULITE 2000 has a longer sales process than the IMMULITE 1000 due to its higher sales price, and the IMMULITE 2000 experiences a longer time delay between instrument placement and the ramp-up of reagent sales. The Company expects to experience a similar sales cycle and reagent ramp-up cycle with the IMMULITE 2500 as with the IMMULITE 2000. The 2500, which will reduce the time it takes to get a result for certain tests, most importantly tests for the emergency room to aid in the diagnosis of cardiac conditions, will be sold at a higher price than the IMMULITE 2000, and sales of the 2500 may erode sales of the 2000. The IMMULITE 2500 will be released in May 2004. The Company has 74 tests which have been approved by the FDA for introduction on the IMMULITE 2500.

The increase in IMMULITE 2000 instrument and service revenue is due to a greater number of instruments being sold rather than rented or soft placed and an increase in revenue from service and parts. Included in IMMULITE 2000 equipment sales is revenue relating to the Company’s sample management system (SMS), a sample handling device that can be attached to the IMMULITE 2000. The increase in IMMULITE instrument and service revenue was primarily due to an increase in service revenue.

For the first quarter of 2004, IMMULITE 2000 reagent utilization per instrument was $18,674 and IMMULITE reagent utilization per instrument was $4,452 as compared to the first quarter of 2003, when they were $17,217 and $4,383, respectively. Increases in utilization on the IMMULITE 2000 are in part a result of a larger test menu including Hepatitis B tests and the strength of the Euro relative to the dollar. The slight increase in utilization on the IMMULITE is a result of the strength of the Euro relative to the dollar. A drop in average utilization per instrument on the IMMULITE is expected as high volume IMMULITE installations are replaced with IMMULITE 2000’s and incremental IMMULITE placements go into lower volume environments.

Sales of the Company’s RIA products declined approximately 6% in the first quarter of 2004, representing 6% of sales, compared to 8% of sales in the first quarter of 2003. This trend is expected to continue. Sales of other DPC products declined to $1.8 million in the first quarter of 2004 from $3.1 million in the first quarter of 2003. The primary reason for this was a decline in the Company’s micro-plate allergy product line. The Company ceased manufacturing this product line at the end of 2003 because of the availability of allergy testing on the IMMULITE 2000. These sales will continue to decline as inventories are depleted. Sales of non-DPC products, primarily through its consolidated international affiliates, increased 22% in the first quarter of 2004 to $1.6 million and remained at 2% of sales.

In the first quarter of 2004, sales to domestic customers grew by 21%, and remained at 28% of total sales. The increase in domestic sales was due to increased penetration into most customer segments. Foreign sales (including U.S. export sales, sales to non-consolidated foreign subsidiaries, and sales of consolidated subsidiaries) as a percentage of total sales were approximately 72% in the first quarter of 2004 and 2003. Europe, the Company’s principal foreign market, represented 50% of sales in the first quarter of 2004 and 48% of sales in 2003. Sales in the Company’s German subsidiary, which includes the Czech Republic and Poland, increased 15% primarily as a result of the strength of the Euro. Sales in the Brazil region, which includes certain other Central and South American countries, accounted for approximately 7% of total sales in the first quarter of 2004, an increase of 27% over the first quarter of 2003. Much of this increase came from the strengthening of the Brazilian Real relative to the U.S. dollar. In the past few years, the Real has been very volatile relative to the dollar.

Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of translation of financial statements of consolidated affiliates is that of lower sales and net income. In periods where the dollar is weakening, the impact is the reverse. Based on comparative exchange rates in the first quarter of 2004 and 2003, the dollar weakened relative to the Euro and the Brazilian Real. The Company’s hedging strategy reduced the favorable impact of the strong Euro on its profit. The effect of the changes of exchange rates on sales was a positive 9%. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset this negative effect when the U.S. dollar is strong.

The Company is continuing to cooperate with the SEC and the United States Justice Department in their review of certain improper payments by the Company’s subsidiary first discovered internally by the Company in the fourth quarter of 2002. The Company is also continuing to evaluate its internal policies and procedures to promote compliance with applicable laws. The Company’s activities in this regard resulted in the termination of the general manager of the Chinese subsidiary in the first quarter of 2004 as a result of his failure to follow payment-related procedures implemented on the advice of outside counsel. An independent committee of the Board continues to oversee these issues and is conducting an inquiry. Government and other actions related to this matter may have a material adverse effect on future operations in China. For the year ended December 31, 2003, the Chinese subsidiary had sales of $9.8 million. In the first quarter of 2004 the Company’s Chinese subsidiary had sales of $2.1 million. In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. As of March 31, 2004, $1.4 million remains in the accrual, which consists principally of estimated penalties and/or fines that the Company may incur to resolve this matter. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the possible non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Additional legal expenses of approximately $884,000 and $33,000 have been incurred and charged to general and administrative expense during the year ended December 31, 2003 and quarter ended March 31, 2004, respectively. It is anticipated that legal fees for issues related to China will increase in the remainder of 2004.

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

Cost of Sales

Gross margin decreased to 56.6% in the first quarter of 2004 from 57.9% in the first quarter of 2003. This decrease was due in part to a reduction in the price of the IMMULITE 2000 in anticipation of the release of the IMMULITE 2500, an increase in the costs of service and manufacturing costs in Los Angeles, an increase in reagent royalties, and an increase in IMMULITE 2000 instrument sales. All products manufactured in the United States are dollar-based. However, a large percentage of these products are sold to company-owned international distributors, which sell the products in their local currencies. In periods of a weakening dollar, sales as measured in dollars increase, resulting in higher gross margins. A strengthening dollar generally results in lower gross margins at international distributors.

Operating Expenses and Other

Total operating expenses (selling, research and development, and general and administrative) as a percentage of sales fell to 35.5% in the first quarter of 2004 from 37.5% in the same period of 2003, although all categories increased in absolute dollars to support increased levels of sales. Included in general and administrative expenses was $33,000 in the first quarter of 2004 and $650,000 in the first quarter of 2003 related to the Company’s internal investigation of certain payments by its Chinese subsidiary. The review of this matter is ongoing. See Note 8 of Notes to the Consolidated Financial Statements.

Equity in income of affiliates represents the Company’s share of earnings in non-consolidated affiliates, principally the 45%-owned Italian distributor. The amount increased to $2.1 million in 2004 from $1.5 million in 2003.

Interest/other (expense) income-net includes interest income, interest expense, and foreign exchange transaction losses and gains. The net amount was expense of $369,000 in the first quarter of 2004 versus income of $29,000 in 2003. This difference was driven in part by a $705,000 change in foreign currency transaction losses to a loss of $206,000 in 2004 from a gain of $499,000 in 2003, net of a reduction in interest expense and other expense of $307,000, which was in part due to the capitalization of interest related to the Company’s construction projects.

Income Taxes and Minority Interest

The Company’s effective tax rate includes federal, state, and foreign taxes. The Company’s tax rate increased to 30.0% in the first quarter of 2004 from 29.0% in the first quarter of 2003.

Net Income

Net income increased 22% to $15.5 million in the first quarter of 2004 or $.52 per diluted share from $12.7 million or $.43 per diluted share in the first quarter of 2003.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed significantly from those discussed in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions include, but are not limited to, allowance for bad debts, allowance for slow moving and obsolete inventories, useful lives selected for depreciating property, plant, and equipment, valuation allowances for deferred income taxes, estimates used in the recoverability of long-lived assets, and contingency reserves established with respect to the Company’s Chinese subsidiary. Management bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Management does not believe that any of its estimates involve assumptions about matters that are highly uncertain or that different reasonable estimates, or changes in accounting estimates that are reasonably likely to occur, would have a material impact on the financial statements. To the extent there are material differences between management’s estimates and actual results, future results of operations will be affected. However, management’s experience has been that the differences between estimates and actual results have been immaterial, and appropriate adjustments to the consolidated financial statements are made as soon as the differences become known.

Liquidity and Capital Resources

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At March 31, 2004 and December 31, 2003, the Company had cash and cash equivalents of $66.4 million and $69.8 million, respectively. Net cash flow from operating activities was $10.9 million in the first quarter of 2004 and $12.9 million in the first quarter of 2003. The decrease is primarily a result of an increase in accounts receivable and inventories, a smaller reduction in prepaid expenses and other current assets net of an increase in net income, a reduction in accounts payable, and a smaller increase in accrued liabilities. Additions to property, plant, and equipment in the first quarter of 2004 were $9.7 million, compared to $24.8 million in the first quarter of 2003. In 2003 the increase in plant, property, and equipment was related to the purchase of a new corporate headquarters building for approximately $22 million. In 2004 the increase in plant, property, and equipment was in great part related to the fitting out of the Company’s new corporate headquarters building and the construction of a new building in Wales. It is anticipated that the Company’s new headquarters will be occupied in the third quarter of 2004, and that the total fit-out cost will be approximately $20 million, of which approximately $6.4 million had been spent as of the end of the first quarter. The Company’s new 30,000 square foot building in Wales should be completed in the second quarter of 2004 at a total cost of approximately $9 million. Cash used for the placement of IMMULITE systems under sales-type and operating leases and rentals (for periods of generally three to five years) was $3.0 million in the first quarter of 2004 compared to $7.3 million in the first quarter of 2003, reflecting a greater number of instruments that are sold outright. The Company decreased borrowings by $2.3 million in the first quarter of 2004 and by $1.0 million in the first quarter of 2003. The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.”

The Company has a $20 million domestic unsecured line of credit under which there were no borrowings outstanding at March 31, 2004 or December 31, 2003. The Company had other notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in their local currency, some of which are guaranteed by the Company) of $16.7 million at March 31, 2004 compared to $19.4 million at December 31, 2003. The Company received $2.4 million from the exercise of stock options in the first quarter of 2004 versus $632,000 in the first quarter of 2003. The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46R “Consolidation of Variable Interest Entities.” FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinate financial support from other parties. FIN 46R requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46R was effective for special-purpose entities being evaluated under FIN 46R for consolidation on December 31, 2003 and was effective for all other entities being evaluated on March 31, 2004. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended March 31, 2004, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1	Certificate of Chief Executive Officer
31.2	Certificate of Chief Financial Officer
32.1	Section 906 Officers’ Certification

(b) Reports on Form 8-K. –None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	May 10, 2004
/s/ James L. Brill James L. Brill	Vice President-Finance (Principal Financial and Accounting Officer)	May 10, 2004

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer
31.2	Certificate of Chief Financial Officer
32.1	Section 906 Officers’ Certification