Form 10-Q
period 2004-06-30
DIAGNOSTIC PRODUCTS CORP
filed 2004-08-09
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

YES ☒ NO ☐

The number of shares of Common Stock, no par value, outstanding as of August 2, 2004, was 29,109,146.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except Per Share Data)	2004	2003	2004	2003
SALES:
Non-Affiliated Customers	$102,749	$88,186	$199,723	$168,433
Unconsolidated Affiliates	7,719	7,765	16,828	14,398

Total Sales	110,468	95,951	216,551	182,831
COST OF SALES	44,816	39,964	90,838	76,520

Gross Profit	65,652	55,987	125,713	106,311
OPERATING EXPENSES
Selling	19,382	15,622	38,109	31,055
Research and Development	11,025	10,047	22,449	20,050
General and Administrative	11,058	8,308	20,723	16,908
Equity in Income of Affiliates	(2,700)	(1,463)	(4,830)	(2,921)

OPERATING EXPENSES-NET	38,765	32,514	76,451	65,092

OPERATING INCOME	26,887	23,473	49,262	41,219
Interest/Other (Expense) Income-Net	(184)	124	(553)	153

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	26,703	23,597	48,709	41,372
PROVISION FOR INCOME TAXES	8,011	6,843	14,613	11,998
MINORITY INTEREST	73	132	20	45

NET INCOME	$18,619	$16,622	$34,076	$29,329

EARNINGS PER SHARE:
BASIC	$0.64	$0.58	$1.17	$1.02
DILUTED	$0.62	$0.56	$1.14	$0.99
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	29,059	28,690	29,014	28,656
DILULTED	29,866	29,659	29,894	29,576

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(Dollars in Thousands)	2004	2003
Assets
CURRENT ASSETS:
Cash and cash equivalents	$65,244	$69,843
Accounts receivable (including receivables from unconsolidated affiliates of $10,704 and $6,701, respectively) – net of allowance for doubtful accounts of $3,311 and $3,195, respectively	95,899	90,310
Inventories	92,512	86,502
Prepaid expenses and other current assets	6,104	5,500
Deferred income taxes	6,070	5,413

Total current assets	265,829	257,568

PROPERTY, PLANT, AND EQUIPMENT — net	127,044	104,420
INSTRUMENTS – net	75,065	77,230
DEFERRED INCOME TAXES		255
INVESTMENTS IN AFFILIATED COMPANIES	33,529	29,822
OTHER ASSETS – net	12,519	4,864
GOODWILL	13,345	13,423

TOTAL ASSETS	$527,331	$487,582

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$9,642	$12,820
Accounts payable	22,789	20,983
Accrued liabilities	35,441	31,136
Income taxes payable	13,748	9,246

Total current liabilities	81,620	74,185
LONG-TERM LIABILITIES	6,166	7,549
DEFERRED INCOME TAXES	133
MINORITY INTEREST	3,455	2,848
SHAREHOLDERS’ EQUITY:
Common Stock–no par value, authorized 60,000,000 shares at June 30, 2004 and December 31, 2003; outstanding 29,108,546 shares and 28,907,969 shares, respectively	70,144	66,758
Retained earnings	366,726	336,129
Accumulated other comprehensive (loss) income	(913)	113

Total shareholders’ equity	435,957	403,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$527,331	$487,582

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(Dollars in Thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,076	$29,329
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19,274	16,487
Minority interest	20	45
Deferred income taxes	(849)	432
Equity in undistributed income of unconsolidated affiliates — net of distributions	(3,244)	(2,474)
Changes in operating assets and liabilities:
Accounts receivable	(12,279)	(7,238)
Inventories	(20,554)	(16,251)
Prepaid expenses and other assets	2,349	(1,768)
Accounts payable	4,460	(1,864)
Accrued liabilities	(359)	(3,008)
Income taxes payable	4,560	1,522

Net cash flows from operating activities	27,454	15,212

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Investment in affiliated companies	(219)
Additions to property, plant, and equipment	(28,265)	(27,881)

Net cash flows used for investing activities	(28,484)	(27,881)

CASH FLOWS USED FOR FINANCING ACTIVITIES
(Repayments) borrowings of notes payable-net	(3,983)	1,320
Proceeds from exercise of stock options	3,386	1,724
Cash dividends paid	(3,479)	(3,439)

Net cash flows used for financing activities	(4,076)	(395)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	507	(779)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,599)	(13,843)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,843	54,284

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,244	$40,441

SUPPLEMENTAL CASH FLOW INFORMATION -
Non cash transactions — instrument placements transferred from inventories	$14,169	$11,068

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Basis of Presentation

The information for the three and six-month periods ended June 30, 2004 and 2003 has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share include the dilutive effect of stock options.

Certain reclassifications have been made to the 2003 periods to conform to the 2004 presentation.

Note 2 – Inventories

     Inventories by major categories are summarized as follows:

	June 30,	December 31,
(Dollars in Thousands)	2004	2003
Raw materials	$39,891	$39,145
Work in process	36,942	38,761
Finished goods	15,679	8,596

Total	$92,512	$86,502

Note 3 – Property, Plant & Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
(Dollars in Thousands)	2004	2003
Land and buildings	$58,383	$58,711
Machinery and equipment	89,475	79,638
Leasehold improvements	9,436	9,384
Construction in progress	48,070	30,111

Total	205,364	177,844
Accumulated depreciation and amortization	(78,320)	(73,424)

Property, plant and equipment — net	$127,044	$104,420

Construction in progress primarily relates to the building out of the Company’s new corporate headquarters building and the construction of a new building in Wales.

Note 4 – Goodwill and Other Assets

Goodwill results primarily from the Company’s purchase of certain of its foreign distributors. Other assets at June 30, 2004 consist of purchased technology licenses totaling $7,762,000, which is net of accumulated amortization of $238,000, and accounts receivable for certain equipment purchases with a due date of greater than a year totaling $4,757,000. Of the purchased technology licenses amount, $3.0 million represents licenses purchased during the first quarter of 2004. The remaining licenses totaling approximately $4.8 million were purchased during 2003. Amortization expense for the three and six months ended June 30, 2004 totaled $51,000 and $102,000, respectively. Amortization expense for each of the next five fiscal years is estimated to be $464,000, $524,000, $680,000, $766,000, and $854,000, respectively, and will be amortized in future periods based on the underlying estimated benefit derived.

Note 5 – Comprehensive Income

Comprehensive income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2004	2003	2004	2003
Net income	$18,619	$16,622	$34,076	$29,329
Foreign currency translation adjustment	(2,352)	9,281	(2,990)	11,624
Unrealized gain on foreign exchange contracts net of tax impact	328		1,964

Comprehensive income	$16,595	$25,903	$33,050	$40,953

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries as these are considered to be indefinitely invested.

Note 6 – Segment and Product Line Information

The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment, as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufactures its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors, including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Spain, The Netherlands, Belgium, Luxemborg, Finland, Norway, France, Australia, New Zealand, China, Brazil, Uruguay, Bolivia, Venezuela, Honduras, Guatemala, Costa Rica, Panama, Sweden, Latvia, Lithuania, Estonia, and Denmark.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2004	2003	2004	2003
Sales:
IMMULITE (includes service)	$100,814	$85,173	$197,080	$160,827
Radioimmunoassay (“RIA”)	6,075	6,935	12,480	13,727
Other (Includes DPC and non-DPC manufactured products)	3,579	3,843	6,991	8,277

	$110,468	$95,951	$216,551	$182,831

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

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total
Three Months Ended June 30, 2004
Sales	$72,517	$23,437	$14,329	$9,669	$25,109	$(34,593)	$110,468
Net income	9,418	5,792	563	167	2,675	4	18,619
Three Months Ended June 30, 2003
Sales	$61,455	$16,804	$13,012	$7,742	$22,025	$(25,087)	$95,951
Net income	9,859	3,343	386	300	2,815	(81)	16,622

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total
Six Months Ended June 30, 2004
Sales	$137,689	$44,048	$28,880	$17,521	$50,122	$(61,709)	$216,551
Net income	16,719	10,540	1,243	46	5,418	110	34,076
Six Months Ended June 30, 2003
Sales	$118,133	$31,877	$25,687	$13,944	$43,169	$(49,979)	$182,831
Net income	16,883	6,226	806	103	5,242	69	29,329

*DPC Biermann includes the Company’s operations in Germany, the Czech Republic, Slovenia, Croatia, and Poland. DPC Medlab includes the Company’s operations in Brazil, Uruguay, Venezuela, Honduras, Guatemala, Costa Rica, Panama, El Salvador, and Bolivia.

Note 7 – Pro Forma Stock-Based Compensation

The Company has stock option plans under which options have historically been granted at exercise prices equal to the market price at the date of grant. Options granted vest over periods of three to nine years and expire ten years from the date of grant.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to account for its employee stock options under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which recognizes expense based on the intrinsic value at the date of grant. As stock options have been issued with exercise prices equal to the respective market prices at grant date, no compensation expense has resulted. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company elected to maintain the intrinsic method of accounting for stock options under APB No. 25. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousand, Except Per Share Data)	2004	2003	2004	2003
Net Income:
As Reported	$18,619	$16,622	$34,076	$29,329
Pro Forma expense	(680)	(738)	(1,353)	(1,476)

Pro Forma	$17,939	$15,884	$32,723	$27,853

Net Earnings Per Share
Basic:
As Reported	$0.64	$0.58	$1.17	$1.02
Pro Forma Adjustment	(0.02)	(0.03)	(0.04)	(0.05)

Pro Forma	$0.62	$0.55	$1.13	$0.97

Diluted:
As Reported	$0.62	$0.56	$1.14	$0.99
Pro Forma Adjustment	(0.02)	(0.02)	(0.05)	(0.05)

Pro Forma	$0.60	$0.54	$1.09	$0.94

Note 8 – New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No 46R “Consolidation of Variable Interest Entities.” FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinate financial support from other parties. FIN 46R requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46R was effective for special-purpose entities being evaluated under FIN 46R for consolidation on December 31, 2003 and was effective for all other entities being evaluated on March 31, 2004. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

Note 9 – Commitments and Contingent Liabilities

The Company is continuing to cooperate with the SEC and the United States Justice Department in their review of certain improper payments by the Company’s Chinese subsidiary first discovered internally by the Company in the fourth quarter of 2002. The Company voluntarily disclosed this to the SEC and the United States Justice Department in early 2003 and is continuing to evaluate its internal policies and procedures to promote compliance with applicable laws. The Company’s activities in this regard resulted in the termination of the general manager of the Chinese subsidiary in the first quarter of 2004 as a result of his failure to follow payment-related procedures implemented on the advice of outside counsel. An independent committee of the

Board continues to oversee these issues and is conducting an investigation. Government and other actions related to this matter may have a material adverse effect on future operations in China. For the year ended December 31, 2003, the Chinese subsidiary had sales of $9.8 million. In the second quarter of 2004 the Company’s Chinese subsidiary had sales of $2.2 million. In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. As of June 30, 2004, $1.4 million remains in the accrual, although the actual costs, including fines and penalties, to resolve this matter could significantly exceed the amount accrued. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the possible non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Additional legal expenses of approximately $884,000, $700,000 and $733,000 have been incurred and charged to general and administrative expense during the year ended December 31, 2003, the three months and the six months ended June 30, 2004, respectively. It is anticipated that legal fees for issues related to China will decrease in the remainder of 2004.

In February 2004, the Company was informed by the U.S. Food and Drug Administration (FDA) that based on inspectional findings that included data integrity and procedural issues, the Company was subject to the FDA’s Application Integrity Policy. The FDA suspended its review of all applications submitted by the Company and will defer the review of any future applications until the FDA determines that the Company has resolved these issues. The resolution process consists of developing and implementing a corrective action plan that will be audited by a third party and reviewed by the FDA. The Company has engaged the third party auditor and still believes that 12 months is a reasonable time for such actions to take place. During this time, the Company is not restricted by the FDA with regard to introducing new tests outside of the United States. However, the Company’s inability to introduce new tests in the United States pending resolution of this matter may have a negative impact on its future sales and profits.

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

DPC manufactures immunodiagnostic test kits (also called “reagents” or “assays”) using several different technologies and assay formats. The IMMULITE instruments are closed systems, meaning that they will not perform other manufacturers’ tests. Accordingly, a major factor in the successful marketing of these systems is the ability to offer a broad menu of assays. In addition to about 100 IMMULITE assays, we sell a broad range of tests based on other technologies that can be performed manually using the customer’s own laboratory equipment, such as radioimmunoassay (RIA) and enzyme immunoassay (EIA) tests.

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

Results of Operations

SUMMARY FINANCIAL DATA

	Three Months Ended			Six Months Ended
(Dollars in Thousands,Except Per Share Data)	2004	% change	2003	2004	% change	2003
Sales	$110,468	15.1%	$95,951	$216,551	18.4%	$182,831
Gross Profit	65,652		55,987	125,713		106,311
% of sales	59.4%		58.3%	58.1%		58.1%
Operating Expenses:
Selling	19,382		15,622	38,109		31,055
Research and Development	11,025		10,047	22,449		20,050
General and Administrative	11,058		8,308	20,723		16,908
Equity in Income of Affiliates	(2,700)		(1,463)	(4,830)		(2,921)

Total Operating Expenses	38,765	19.2%	32,514	76,451	17.5%	65,092
% of sales	35.1%		33.9%	35.3%		35.6%
Operating Income	26,887	14.5%	23,473	49,262	19.5%	41,219
% of sales	24.3%		24.5%	22.7%		22.5%
Interest/Other (Expense) Income net	(184)		124	(553)		153

Income Before Income Taxes and Minority Interest	26,703		23,597	48,709		41,372
Provision for Income Taxes	8,011		6,843	14,613		11,998
Income Tax Rate	30.0%		29.0%	30.0%		29.0%
Minority Interest	73		132	20		45

Net Income	$18,619	12.0%	$16,622	$34,076	16.2%	$29,329

Earnings per share:
Basic	$0.64		$0.58	$1.17		$1.02
Diluted	$0.62		$0.56	$1.14		$0.99

Sales

The 15% sales increase in the second quarter of 2004 reflected continued demand for the IMMULITE product line. Sales of all IMMULITE products, instruments, service, and reagents in the second quarter of 2004 were $100.8 million, an 18% increase over 2003. In the second quarter of 2004, IMMULITE products represented 91% of sales versus 89% in 2003. In the first six months of 2004, sales of IMMULITE products increased 23% to $197.1 million from $160.8 million in the fist six months of 2003. In the first six months of 2004, IMMULITE products represented 91% of sales versus 88% in 2003. Various categories of IMMULITE product line sales in the second quarter and six months ended June 30 2004 and 2003 are shown in the following chart:

IMMULITE Product Line Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	% change	2003	2004	% change	2003
(Dollars in Thousands)	Sales	from 2003	Sales	Sales	from 2003	Sales
IMMULITE 2000 (including IMMULITE 2500)
Reagents	$59,728	29.5%	$46,132	$114,705	31.2%	$87,428
Instruments and Service	8,848	12.0%	7,902	18,858	43.5%	13,144

Total	$68,576	26.9%	$54,034	$133,563	32.8%	$100,572
IMMULITE (including IMMULITE 1000)
Reagents	$27,383	2.8%	$26,629	$54,490	5.0%	$51,885
Instruments and Service	4,855	7.6%	4,510	9,027	7.8%	8,370

Total	$32,238	3.5%	$31,139	$63,517	5.4%	$60,255

IMMULITE Product Line Sales	$100,814	18.4%	$85,173	$197,080	22.5%	$160,827

The Company shipped a total of 246 IMMULITE systems during the second quarter of 2004, including 185 IMMULITE 2000 and 2500 systems and 61 IMMULITE 1000 systems. The total base of IMMULITE systems shipped grew to 9,488, including 3,287 IMMULITE 2000 and 2500 systems. In the second quarter of 2003 the Company shipped a total of 201 IMMULITE systems, including 123 IMMULITE 2000 systems.

The reduction in the number of IMMULITE 1000’s shipped is a result of the time that the IMMULITE 1000 and its predecessor system, the IMMULITE, have been available in the market, which is over ten years. The Company also ships IMMULITE systems that have been returned by customers and refurbished by the Company. In the fourth quarter of 2003 the Company reduced the price of the IMMULITE 2000 in anticipation of the release of the IMMULITE 2500 which occurred in June of 2004. The IMMULITE 2000/2500 has a longer sales process than the IMMULITE 1000 due to its higher sales price, and the IMMULITE 2000/2500 experiences a longer time delay between instrument placement and the ramp-up of reagent sales. The 2500, which reduces the time it takes to get a result for certain tests, most importantly tests for the emergency room to aid in the diagnosis of cardiac conditions, sells at a higher price than the IMMULITE 2000, and sales of the 2500 may erode sales of the 2000. The Company has 78 tests available in the United States on the IMMULITE 2000 and 71 tests available for introduction in the United States on the IMMULITE 2500. The Company’s ability to add FDA approved tests to the IMMULITE 2500 menu will depend on the resolution of the FDA inquiry discussed below. The Company is, however, able to market new tests abroad without FDA approval and expects to introduce new tests for the IMMULITE 2500, such as Pro-BNP and an ANA screen, in the fourth quarter of 2004.

The increase in IMMULITE and IMMULITE 2000 instrument and service revenue in the second quarter is primarily due to an increase in revenue from service and parts. Included in IMMULITE 2000 equipment sales is revenue relating to the Company’s sample management system (SMS), a sample-handling device that can be attached to the IMMULITE 2000. In the first six months of 2004 the increase in IMMULITE 2000 instruments and service included a significant increase in instrument revenue as a result of an increase in the number of instruments which were sold.

For the second quarter of 2004, IMMULITE 2000 reagent utilization per instrument was $19,255 and IMMULITE reagent utilization per instrument was $4,460 as compared to the second quarter of 2003, when they were $18,220 and $4,562, respectively. Increases in utilization on the IMMULITE 2000 are in part a result of a larger test menu including Hepatitis B tests and the strength of the euro relative to the dollar. The decrease in average utilization per instrument on the IMMULITE is expected to continue as high volume IMMULITE installations are replaced with IMMULITE 2000’s and incremental IMMULITE placements go into lower volume environments.

Sales of the Company’s mature RIA product line declined approximately 12% in the second quarter of 2004, representing 6% of sales, compared to 7% of sales in the second quarter of 2003. This trend is expected to continue. Sales of other DPC products declined to $1.7 million in the second quarter of 2004 from $2.5 million in the second quarter of 2003. The primary reason for this was a decline in sales of the Company’s micro-plate allergy product line. The Company ceased manufacturing this product line at the end of 2003 because of the availability of allergy testing on the IMMULITE 2000. These sales will continue to decline as inventories are depleted. Sales of non-DPC products, primarily through its consolidated international affiliates, increased 39% in the second quarter of 2004 to $1.9 million and increased to 2% of sales from 1% in the second quarter of 2003.

In the second quarter of 2004, sales to domestic customers grew by 17%, and remained at 29% of total sales. The increase in domestic sales was due to increased penetration into most customer segments. Foreign sales (including U.S. export sales, sales to non-consolidated foreign subsidiaries, and sales of consolidated foreign subsidiaries) as a percentage of total sales were approximately 71% in the second quarter of 2004 and 2003. Europe, the Company’s principal foreign market, represented 44% of sales in the second quarter of 2004 and 45% of sales in 2003. Sales in the Company’s German subsidiary, which includes the Czech Republic and Poland, increased 10% primarily as a result of the strength of the euro. Sales in the Brazil region, which includes certain other Central and South American countries, accounted for approximately 9% of total sales in the second quarter of 2004, an increase of 25% over the second quarter of 2003. Although the Brazilian real relative to the U.S. dollar weakened slightly in the second quarter and strengthened slightly in the first six months of 2004, in the past few years the real has been very volatile relative to the dollar.

In the first six months of 2004 sales to domestic customers grew by 19% and remained at 28% of sales. Europe, the Company’s principal foreign market represented 47% of sales versus 46% in the first six months of 2003. Sales in the Company’s German subsidiary, which includes the Czech Republic and Poland, increased 12% primarily as a result of the strength of the euro. Sales in the Brazil region accounted for approximately 8% of sales, an increase of 26%.

Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of translation of financial statements of consolidated affiliates is that of lower sales and net income. In periods where the dollar is weakening, the impact is the reverse. Based on comparative exchange rates in the second quarter of 2004 and 2003, the dollar weakened relative to the euro and strengthened to the Brazilian real. In the first six months of 2004 the dollar weakened relative to both the euro and the real. The effect of the changes of exchange rates on sales was a positive 3% in the second quarter and 6% in the first six months of 2004. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset this negative effect when the U.S. dollar is strong.

The Company is continuing to cooperate with the SEC and the United States Justice Department in their review of certain improper payments by the Company’s Chinese subsidiary first discovered internally by the Company in the fourth quarter of 2002. The Company voluntarily disclosed this to the SEC and the United States Justice Department in early 2003 and is continuing to evaluate its internal policies and procedures to promote compliance with applicable laws. The Company’s activities in this regard resulted in the termination of the general manager of the Chinese subsidiary in the first quarter of 2004 as a result of his failure to follow payment-related procedures implemented on the advice of outside counsel. An independent committee of the Board continues to oversee these issues and is conducting an investigation. Government and other actions related to this matter may have a material adverse effect on future operations in China. For the year ended December 31, 2003, the Chinese subsidiary had sales of $9.8 million. In the second quarter of 2004 the Company’s Chinese subsidiary had sales of $2.2 million. In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. As of June 30, 2004, $1.4 million remains in the accrual, although the actual costs, including fines and penalties, to resolve this matter could significantly exceed the amount accrued. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the possible non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Additional legal expenses of approximately $884,000, $700,000 and $733,000 have been incurred and charged to general and administrative expense during the year ended December 31, 2003, the three months and the six months ended June 30, 2004, respectively. It is anticipated that legal fees for issues related to China will decrease in the remainder of 2004.

In February 2004, the Company was informed by the U.S. Food and Drug Administration (FDA) that based on inspectional findings that included data integrity and procedural issues, the Company was subject to the FDA’s Application Integrity Policy. The FDA suspended its review of all applications submitted by the Company and will defer the review of any future applications until the FDA determines that the Company has resolved these issues. The resolution process consists of developing and implementing a corrective action plan that will be audited by a third party and reviewed by the FDA. The Company has engaged the third party auditor and still believes that 12 months is a reasonable time for such actions to take place. During this time, the Company is not restricted by the FDA with regard to introducing new tests outside of the United States. However, the Company’s inability to introduce new tests in the United States pending resolution of this matter may have a negative impact on its future sales and profits.

Cost of Sales

Gross margin increased to 59.4% in the second quarter of 2004 from 58.3% in the second quarter of 2003. This increase was due in part to a shift in the mix of revenues toward reagents, particularly IMMULITE 2000 reagents, an increase in domestic end user sales and the strength of the euro relative to the dollar. Gross margin for the first six months of 2004 was 58.1% compared to 58.1% in the same period of 2003. All products manufactured in the United States are dollar-based. However, a large percentage of these products are sold to company-owned international distributors, which sell the products in their local currencies. In periods of a weakening dollar, sales as measured in dollars increase, resulting in higher gross margins. A strengthening dollar generally results in lower gross margins at international distributors.

Operating Expenses and Other

Selling expense in the second quarter of 2004 increased to 17.5% of sales from 16.3% in the second quarter of 2003 in part due to an increase in sales compensation related to the increase in sales and the increase in the value of the euro relative to the dollar.

General and administrative expense increased to 10.0% of sales in the second quarter of 2004 from 8.7% in the second quarter of 2003. Included in general and administrative expense for the second quarter of 2004 is $700,000 in legal fees related to the Company’s internal investigation of its Chinese subsidiary. The review of this matter is on going, but the related legal expenses are expected to decrease in the remainder of 2004. See Note 9 of Notes to the Consolidated Financial Statements. General and administrative expense in the second half of 2004 will be negatively impacted by legal costs incurred to respond to the subpoena referred to in Item 5 of this report, legal and other costs related to the SEC and FDA matters, and expenses relating to the independent auditors review of the Company’s internal controls in connection with their year end attestation.

Equity in income of affiliates represents the Company’s share of earnings in non-consolidated affiliates, principally the 45%-owned Italian distributor. The amount increased to $2.7 million in the second quarter 2004 from $1.5 million in 2003. Included in the quarter was a one-time benefit from a tax revaluation in Italy of $260,000.

In the first six months ended June 30, 2004 operating expenses increased in absolute-terms in part due to the increase in sales and the increase in the value of the euro relative to the dollar. Operating expenses for the first six months ended June 30, 2004 decreased slightly as a percentage of sales to 35.3% from 35.6% in 2003.

Interest/other (expense) income-net includes interest income, interest expense, and foreign exchange transaction losses and gains. The net amount was expense of $184,000 in the second quarter of 2004 versus income of $124,000 in 2003. This difference was driven in part by a $957,000 swing from a $611,000 foreign currency translation gain in 2003 to a net loss of $346,000 in 2004, net of a reduction in interest expense and other expense of $649,000, which was in part due to the capitalization of interest related to the Company’s construction projects and a reduction of other taxes in Brazil. For the first six months of 2004 interest/other expense was an expense of $553,000 versus income of $153,000 in 2003. This difference was due in part to a $1.7 million swing from a $1.1 million foreign currency gain in 2003 to a $552,000 foreign currency loss in 2004. This was partially offset by a $948,000 increase in net interest income, primarily the result of the capitalization of interest related to the Company’s construction projects, which are essentially complete.

Income Taxes and Minority Interest

The Company’s effective tax rate includes federal, state, and foreign taxes. The Company’s tax rate increased to 30.0% in the second quarter and first six months of 2004 from 29.0% in the first quarter and first six months of 2003.

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

Liquidity and Capital Resources

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At June 30, 2004 and December 31, 2003, the Company had cash and cash equivalents of $65.2 million and $69.8 million, respectively. Net cash flow from operating activities was $27.5 million in the first six months of 2004 and $15.2 million in the first six months of 2003. The increase was primarily a result of an increase in net income, depreciation and amortization, accounts payable, accrued liabilities and income taxes payable net of increases in accounts receivable, and inventories. Additions to property, plant, and equipment in the first six months of 2004 were $28.3 million, compared to $27.9 million in the first six months of 2003. The increases in plant, property, and equipment related to the purchase of a new corporate headquarters building. In 2004 the increase in plant, property, and equipment was in great part related to the fitting out of the Company’s new corporate headquarters building and the construction of a new building in Wales. The Company’s new headquarters will be occupied in the third quarter of 2004. The Company’s new 30,000 square foot building in Wales was completed in the second quarter of 2004 at a total cost of approximately $9 million. The Company decreased borrowings by $4.0 million in the first six months of 2004 and increased borrowings by $1.3 million in the first six months of 2003. The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.” The Company placed $14.2 million in instruments in the first six months of 2004, including operating and sales-type leases, as compared to $11.1 million in the first six months of 2003.

The Company has a $20 million domestic unsecured line of credit under which there were no borrowings outstanding at June 30, 2004 or December 31, 2003. The Company had other notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in their local currency, some of which are guaranteed by the Company) of $14.8 million at June 30, 2004 compared to $19.4 million at December 31, 2003. The Company received $3.4 million from the exercise of stock options in the first six months of 2004 versus $1.7 million in the first six months of 2003. The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FIN 46R “Consolidation of Variable Interest Entities.” FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinate financial support from other parties. FIN 46R requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46R was effective for special-purpose entities being evaluated under FIN 46R for consolidation on December 31, 2003 and was effective for all other entities being evaluated on March 31, 2004. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended June 30, 2004 from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following persons were elected Directors at the Annual Meeting of Shareholders held May 4, 2004.

	Votes Cast
	For	Withheld
Sidney A. Aroesty	25,860,249	604,530
Frederick Frank	25,811,848	652,931
Kenneth A. Merchant	25,533,398	931,381
Maxwell H. Salter	25,537,861	926,918
James D. Watson	26,189,866	274,913
Ira Ziering	26,132,728	332,051
Michael Ziering	25,599,958	864,821

The Bylaws of the Company were amended to increase the number of directors.

	Votes Cast
			Broker
For	Against	Abstain	Non-Votes
23,983,340	485,190	40,419	0

ITEM 5. OTHER INFORMATION

     In late July 2004, the Company was served with a subpoena requiring it to produce to the Federal grand jury for the Central District of California documents relating to trading in the Company’s securities and the exercise of options by officers, directors and employees of the Company between December 30, 2003 and April 1, 2004. The subpoena also seeks all documents relating to the FDA’s review of the Company’s diagnostic test to detect Chagas and any audits or reviews by the FDA between 2000 and the present relating to the Company’s products. Finally, the subpoena seeks the personnel file of a former Company employee. The Company is cooperating with the SEC and the U.S. Attorney’s Office regarding these matters. An independent committee of the Board of Directors has conducted an investigation of the trading issues and expects to present its findings and conclusions to the SEC in the near future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

3.1	Amended and Restated Bylaws

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Section 906 Officers’ Certification

(b)	Reports on Form 8-K. –None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering	President and Chief Executive Officer and	August 9, 2004
Michael Ziering	Chairman of the Board
(Principal Executive Officer)
Director

/s/ James L. Brill	Vice President-Finance (Principal Financial and	August 9, 2004
James L. Brill	Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Bylaws

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Section 906 Officers’ Certification