Form 10-Q
period 2004-09-30
DIAGNOSTIC PRODUCTS CORP
filed 2004-11-09
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-9957

Diagnostic Products Corporation

(Exact name of registrant as specified in its charter)

California	95-2802182
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5210 Pacific Concourse Dr.
Los Angeles, California 90045
(Address of principal executive offices)

Registrant’s telephone number: (310) 725-7039

5700 W. 96th Street
Los Angeles, California 90045
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

[ YES X ] [NO ]

The number of shares of Common Stock, no par value, outstanding as of November 1, 2004, was 29,165,146.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except Per Share Data)	2004	2003	2004	2003
SALES:
Non-Affiliated Customers	$100,742	$87,483	$300,465	$255,916
Unconsolidated Affiliates	8,221	6,254	25,049	20,652

Total Sales	108,963	93,737	325,514	276,568
COST OF SALES	46,432	41,335	137,270	117,855

Gross Profit	62,531	52,402	188,244	158,713
OPERATING EXPENSES:
Selling	19,126	15,649	57,235	46,704
Research and Development	11,188	10,037	33,637	30,087
General and Administrative	11,752	8,401	32,475	25,309
Gain on Sale of Product Line		(4,218)		(4,218)
Equity in Income of Affiliates	(1,705)	(1,280)	(6,535)	(4,201)

OPERATING EXPENSES-NET	40,361	28,589	116,812	93,681

OPERATING INCOME	22,170	23,813	71,432	65,032
Interest/Other Income-Net	1,334	283	781	436

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	23,504	24,096	72,213	65,468
PROVISION FOR INCOME TAXES	6,573	6,988	21,186	18,986
MINORITY INTEREST	414	143	434	189

NET INCOME	$16,517	$16,965	$50,593	$46,293

EARNINGS PER SHARE:
BASIC	$0.57	$0.59	$1.74	$1.61
DILUTED	$0.55	$0.57	$1.69	$1.56
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	29,120	28,760	29,049	28,691
DILUTED	29,853	29,697	29,880	29,638

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(Dollars in Thousands)	2004	2003
Assets
CURRENT ASSETS:
Cash and cash equivalents	$70,990	$69,843
Accounts receivable (including receivables from unconsolidated affiliates of $10,875 and $6,701, respectively) — net of allowance for doubtful accounts of $3,348 and $3,195, respectively	98,188	90,310
Inventories	96,027	86,502
Prepaid expenses and other current assets	6,456	5,500
Deferred income taxes	2,573	5,413

Total current assets	274,234	257,568

PROPERTY, PLANT, AND EQUIPMENT — net	138,676	104,420
INSTRUMENTS — net	77,095	77,230
DEFERRED INCOME TAXES		255
INVESTMENTS IN AFFILIATED COMPANIES	35,587	29,822
OTHER ASSETS — net	12,778	4,864
GOODWILL	13,397	13,423

TOTAL ASSETS	$551,767	$487,582

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$10,202	$19,369
Accounts payable	20,948	20,983
Accrued liabilities	43,096	31,136
Income taxes payable	11,411	9,246

Total current liabilities	85,657	80,734
LONG-TERM LIABILITIES	5,485	1,000
DEFERRED INCOME TAXES	981
MINORITY INTEREST	3,869	2,848
SHAREHOLDERS’ EQUITY:
Common Stock — no par value, authorized 60,000,000 shares at September 30, 2004 and December 31, 2003; outstanding 29,159,246 shares and 28,907,969 shares, respectively	70,855	66,758
Retained earnings	381,496	336,129
Accumulated other comprehensive income	3,424	113

Total shareholders’ equity	455,775	403,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$551,767	$487,582

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(Dollars in Thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,593	$46,293
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	31,542	25,444
Minority interest	434	132
Equity in undistributed income of unconsolidated affiliates — net of distributions	(4,630)	(3,754)
Deferred income taxes	3,633	755
Changes in operating assets and liabilities:
Accounts receivable	(13,277)	(4,010)
Inventories	(32,092)	(23,614)
Prepaid expenses and other assets	980	(3,601)
Accounts payable	2,425	(1,419)
Accrued liabilities	8,826	2,222
Income taxes payable	2,181	3,085

Net cash flows from operating activities	50,615	41,533

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Investment in affiliated companies	(219)
Additions to property, plant, and equipment	(43,249)	(32,695)

Net cash flows used for investing activities	(43,468)	(32,695)

CASH FLOWS USED FOR FINANCING ACTIVITIES
Repayments of notes payable-net	(5,385)	(699)
Proceeds from exercise of stock options	4,097	2,749
Cash dividends paid	(5,225)	(5,164)

Net cash flows used for financing activities	(6,513)	(3,114)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	513	(3,137)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,147	2,587
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,843	54,284

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,990	$56,871

SUPPLEMENTAL CASH FLOW INFORMATION -
Non cash transactions — instrument placements transferred from inventories	$22,614	$17,610

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation

The information for the three and nine-month periods ended September 30, 2004 and 2003 has not been audited by independent registered accountants with the Public Company Accounting Oversight Board, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share include the dilutive effect of stock options.

Certain reclassifications have been made to the 2003 periods to conform to the 2004 presentation.

Note 2 — Inventories

Inventories by major categories are summarized as follows:

	September 30,	December 31,
(Dollars in Thousands)	2004	2003
Raw materials	$39,718	$39,145
Work in process	38,951	38,761
Finished goods	17,358	8,596

Total	$96,027	$86,502

Note 3 — Property, Plant & Equipment

Property, plant and equipment consists of the following:

	September 30,	December 31,
(Dollars in Thousands)	2004	2003
Land and buildings	$101,426	$58,711
Machinery and equipment	97,499	79,638
Leasehold improvements	9,464	9,384
Construction in progress	11,928	30,111

Total	220,317	177,844
Accumulated depreciation and amortization	(81,641)	(73,424)

Property, plant and equipment — net	$138,676	$104,420

In the quarter ended September 30, 2004, the Company moved into its new corporate headquarters, resulting in the transfer of $42.5 million of related cost from construction in progress to land and buildings. The balance in construction in progress primarily relates to the construction of a new building in Wales and the expansion of the facilities in New Jersey.

Note 4 — Goodwill and Other Assets

Goodwill results primarily from the Company’s purchase of certain of its foreign distributors. As required under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Current Intangible Assets,” the Company completed its annual goodwill impairment testing on September 30, 2004 and does not believe that goodwill has been impaired. Other assets at September 30, 2004 consist of purchased technology licenses totaling $7,596,000, which is net of accumulated amortization of $404,000, and accounts receivable for certain equipment purchases with a due date of greater than a year totaling $5,182,000. Of the purchased technology licenses amount, $3.0 million represents licenses purchased during the first quarter of 2004. The remaining licenses with a net balance totaling approximately $4.6 million were purchased during 2003. Amortization expense for the three and nine months ended September 30, 2004 totaled $166,000 and $268,000, respectively. Amortization expense for each of the next five fiscal years is estimated to be $802,000 and will be amortized using the straight-line method over the shorter of their estimated useful life or the expiration of the license.

Note 5 — Comprehensive Income

Comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2004	2003	2004	2003
Net income	$16,517	$16,965	$50,593	$46,293
Foreign currency translation adjustment	4,297	(824)	1,308	10,800
Unrealized gain on foreign exchange contracts net of tax impact	39		2,003

Comprehensive income	$20,853	$16,141	$53,904	$57,093

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries as these are considered to be indefinitely invested.

Note 6 — Segment and Product Line Information

The Company considers its manufactured instruments and medical immunodiagnostic test kits as one operating segment, as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufactures its instruments and kits principally from facilities in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors, including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Slovenia, Slovakia, Spain, The Netherlands, Belgium, Luxemburg, Sweden, Denmark, Norway, Finland, Latvia,

Lithuania, Estonia, France, Australia, New Zealand, China, Brazil, Costa Rica, Venezuela, Uruguay, Bolivia, Honduras, Guatemala and Panama.

The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2004	2003	2004	2003
Sales:
IMMULITE (includes service)	$99,715	$82,875	$296,795	$243,703
Radioimmunoassay (“RIA”)	5,785	6,572	18,266	20,300
Other (Includes DPC and non-DPC manufactured products)	3,463	4,290	10,453	12,565

	$108,963	$93,737	$325,514	$276,568

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

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total
Three Months Ended September 30, 2004
Sales	$69,476	$22,432	$13,599	$10,640	$22,491	$(29,675)	$108,963
Net income	8,039	5,130	310	940	2,452	(354)	16,517
Three Months Ended September 30, 2003
Sales	$59,825	$16,324	$12,661	$8,752	$20,701	$(24,526)	$93,737
Net income	10,972	3,113	504	326	2,130	(80)	16,965

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total
Nine Months Ended September 30, 2004
Sales	$207,165	$66,480	$42,479	$28,162	$72,612	$(91,384)	$325,514
Net income	24,757	15,669	1,553	987	7,871	(244)	50,593
Nine Months Ended September 30, 2003
Sales	$177,958	$48,201	$38,348	$22,696	$63,870	$(74,505)	$276,568
Net income	27,854	9,339	1,310	429	7,372	(11)	46,293

*DPC Biermann includes the Company’s operations in Germany, the Czech Republic, Slovenia, Croatia, and Poland. DPC Medlab includes the Company’s operations in Brazil, Uruguay, Venezuela, Honduras, Guatemala, Costa Rica, Panama, El Salvador, and Bolivia. Germany and Brazil account for the most significant portion of sales and net income for their respective groups.

Note 7 — Pro Forma Stock-Based Compensation

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousand, Except Per Share Data)	2004	2003	2004	2003
Net Income:
As Reported	$16,517	$16,965	$50,593	$46,293
Pro Forma expense, net of tax	(737)	(745)	(2,090)	(2,221)

Pro Forma	$15,780	$16,220	$48,503	$44,072

Net Earnings Per Share
Basic:
As Reported	$0.57	$0.59	$1.74	$1.61
Pro Forma Adjustment	(0.03)	(0.03)	(0.07)	(0.08)

Pro Forma	$0.54	$0.56	$1.67	$1.53

Diluted:
As Reported	$0.55	$0.57	$1.69	$1.56
Pro Forma Adjustment	(0.02)	(0.03)	(0.07)	(0.07)

Pro Forma	$0.53	$0.54	$1.62	$1.49

Note 8 — New Accounting Pronouncements

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

Note 9 — Commitments and Contingent Liabilities

In the fourth quarter of fiscal year 2002, the Company discovered internally that certain senior managers and other employees of its Chinese subsidiary had made certain improper payments that may have violated foreign and U.S. laws. Beginning in the early 1990s, the Chinese subsidiary made cash payments and provided in kind benefits to hospital and laboratory customers of the Chinese subsidiary and to employees of such customers. Because certain of the customers were state owned enterprises and the payments may have been for the purpose, or may have had the effect, of causing those customers to purchase products from the Chinese subsidiary, these payments and benefits may have violated the U.S. Foreign Corrupt Practices Act as well as certain domestic Chinese laws. In addition, the deduction of these payments and benefits by the subsidiary on its tax returns may have been improper under the Chinese tax law, resulting in underpayments of Chinese taxes.

An independent investigation by the Company’s audit committee concluded that no current members of the Company’s senior management knew of or were involved in the provision of the payments and benefits. The Company has made changes in the management of the Chinese subsidiary, including replacement of the senior managers involved, and has implemented procedures and controls to address these issues and to promote compliance with applicable laws. The Company voluntarily disclosed these payment issues to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) in the first quarter of 2003 and has been cooperating fully with these agencies in their investigations since that time. As of September 30, 2004, the Company was engaged in active settlement discussions with the SEC and the DOJ.

The termination of the improper payments in China may have a significant adverse effect on future operations in China because such termination could negatively influence a significant number of the Chinese subsidiary’s customers’ decisions as to whether to continue to do business with that subsidiary. For the year ended December 31, 2003, the Chinese subsidiary had sales of $9.8 million. In the third quarter of 2004, and the nine months ended September 30, 2004, the Company’s Chinese subsidiary had sales of $2.5 million and $6.8 million, respectively. In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. In the third quarter of 2004 the Company accrued an additional $1.0 million based on its revised estimates of costs that will be paid to the U.S. Government to resolve the matter. As of September 30, 2004, $2.4 million remained in the accrual. Although the actual costs to be paid to the U.S. Government, including fines and penalties, to resolve this matter could significantly exceed the amount accrued, the Company does not believe it would exceed $5.7 million. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the possible non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Legal expenses relating to this matter of approximately $884,000, $822,000 and $1,547,000 have been incurred and charged to general and administrative expense during the year ended December 31, 2003, the three months and the nine months ended September 30, 2004, respectively. It is anticipated that legal fees for issues related to China will decrease in the remainder of 2004.

In February 2004, the Company was informed by the U.S. Food and Drug Administration (FDA) that, based on inspectional findings that included data integrity and procedural issues related solely to the Company’s application for the IMMULITE Chagas test, the Company was subject to the FDA’s Application Integrity Policy (“AIP”). The FDA suspended its review of all applications submitted by the Company and will not review any future applications until the FDA determines that the Company has resolved these issues, although studies to support future applications can be conducted while on AIP. The AIP may be invoked when the FDA determines that there are serious questions as to the reliability of data submitted by applicants. The AIP sets forth corrective actions by which applicants may seek to restore the FDA’s confidence in the integrity of data in their applications and permit the agency to proceed with review of such applications.

With respect to DPC, the FDA stated that in connection with the Company’s Chagas test application, among other things, the Company had failed properly to report and monitor clinical study data and that there were recordkeeping deficiencies. To address the AIP issues, the Company is developing and implementing a corrective action plan that will be audited by a third party and reviewed by the FDA. The independent third party substantially completed its audit of DPC in October of 2004 and will submit a written report to the FDA. Based on the status of its corrective action plan and the status of completion of the third party audit, the Company believes that its corrective action plan to resolve the AIP issues should be completed and reviewed by the FDA by the end of the first quarter of 2005. The FDA’s application of the AIP to DPC does not restrict DPC from introducing new tests outside of the United States. However, the Company’s inability to introduce new tests in the United States during the pendency of the AIP may have a negative impact on its future sales and profits.

In July 2004, the Company was served with a subpoena requiring it to produce to the Federal grand jury for the Central District of California, documents relating to trading in the Company’s securities and the exercise of options by officers, directors and employees of the Company between December 30, 2003 and April 1, 2004. The subpoena also seeks all documents relating to the FDA’s review of the Company’s diagnostic test to detect Chagas and any audits or reviews by the FDA between 2000 and the present relating to the Company’s products. Finally, the subpoena seeks the personnel file of a former Company employee. The Company is cooperating with the United States Attorney and the SEC regarding these matters. An independent committee of the Board of Directors has conducted an investigation of the trading issues and has presented its findings and conclusions to the United States Attorney and the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for the historical information contained herein, this report and the following discussion in particular contain forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” and similar expressions) which are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include:

-	the Company’s ability to successfully market new and existing products;

-	the Company’s ability to keep abreast of technological innovations and successfully incorporate them into new products;

-	the Company’s dependence on the IMMULITE product line and a sole supplier for key chemical components in the IMMULITE assays;

-	the Company’s ability to address and resolve issues relating to the FDA’s Application Integrity Policy on a timely basis;

-	the Company’s ability to have new tests reviewed and approved by the FDA;

-	the risks inherent in the development and release of new products, such as delays, unforeseen costs, technical difficulties, and regulatory approvals;

-	competitive pressures, including technological advances and patents obtained by competitors;

-	environmental risks related to substances regulated by various federal, state, and international laws;

-	currency risks based on the relative strength or weakness of the U.S. dollar;

-	domestic and foreign governmental health care regulation and cost containment measures;

-	political and economic instability in certain foreign markets;

-	changes in accounting and auditing standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, or the American Institute of Certified Public Accountants; and

-	the effects and costs of governmental or other actions relating to certain payments by the Company’s Chinese subsidiary.

Overview

Diagnostic Products Corporation develops and manufactures automated diagnostic test systems and related reagent test kits that are used by hospital, reference, and physicians’ office laboratories throughout the world. The Company’s principal product line, IMMULITE, is a fully automated, computer-driven modular system that uses specialized proprietary software to provide rapid, accurate test results that reduce the customer’s labor and reagent costs. The Company’s immunoassay tests provide critical information useful to physicians in the diagnosis, monitoring, management, and prevention of various diseases.

DPC manufactures immunodiagnostic test kits (also called “reagents” or “assays”) using several different technologies and assay formats. The IMMULITE instruments are closed systems, meaning that they will not perform other manufacturers’ tests. Accordingly, a major factor in the successful marketing of these systems is the ability to offer a broad menu of assays (tests that can be used on the instrument). In addition to about 100 IMMULITE assays, the Company sells a broad range of tests based on other technologies that can be performed manually using the customer’s own laboratory equipment, such as radioimmunoassay (RIA) and enzyme immunoassay (EIA) tests.

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

The Company’s products are sold throughout the world directly through affiliated and independent distributors. Historically, foreign sales (including U.S. export sales, sales to non-consolidated subsidiaries and independent distributors, and sales of consolidated subsidiaries) have accounted for more than 70% of revenues; although, since 1998, domestic sales growth has outpaced foreign sales growth.

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

Many instruments are placed other than by outright sale or capital lease. The Company enters into various types of operating lease arrangements with customers that generally provide for terms of three to five years and periodic rental payments. Revenue on these types of leases is recognized on a pro rata basis over the term of the lease. When an instrument is placed on a reagent rental basis, the customer agrees to pay a mark-up on reagents, but is not charged for the instrument. The Company also places instruments at no charge to the customer (“soft placement”) subject to the customer’s agreement to purchase a minimum amount of reagents. In reagent rentals and soft placements, the only revenue recognized is based on reagent shipments. Under operating lease, rental, and soft placements, DPC continues to own the instrument that is placed with the customer and the instruments come back to the Company at the end of the rental or lease period. These instruments are generally amortized on a straight-line basis over five years and maintenance costs are expensed as incurred. The Company also enters into service contracts with customers and recognizes service revenue over the related contract life (related costs are expensed as incurred).

Two important indicators used by management to evaluate financial performance are instrument shipments and reagent utilization. The number of IMMULITE instruments that the Company reports being shipped in any period is net of instruments which come back to the Company due to the end of a lease or rental period, or in connection with a trade-in on the purchase of a new model. The Company refurbishes and seeks to place these returned instruments at reduced prices. Because of the different methods in which instruments are placed, total instrument sales vary from period to period based on the relative mix of placement methods, and such sales do not necessarily have a direct correlation to the number of instruments shipped during the period.

An important measure of the penetration of IMMULITE reagent sales is the average amount of reagent sales per instrument shipped. It takes a number of weeks or months after an instrument is shipped for it to become fully functional with regard to reagent utilization because of the time it takes for the customer to become familiar with the operation of the instrument and all of the tests that a customer can run on the instrument. The Company calculates average reagent utilization for a fiscal period by dividing IMMULITE reagent sales for the period by the total number of instruments shipped as of the end of the previous fiscal period.

Results of Operations

SUMMARY FINANCIAL DATA

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended			Nine Months Ended
	2004	% change	2003	2004	% change	2003
Sales	$108,963	16.2%	$93,737	$325,514	17.7%	$276,568
Gross Profit	62,531		52,402	188,244		158,713
% of sales	57.4%		55.9%	57.8%		57.4%
Operating Expenses:
Selling	19,126		15,649	57,235		46,704
Research and Development	11,188		10,037	33,637		30,087
General and Administrative	11,752		8,401	32,475		25,309
Gain on Sale of Product Line	—		(4,218)			(4,218)
Equity in Income of Affiliates	(1,705)		(1,280)	(6,535)		(4,201)

Total Operating Expenses	40,361	41.2%	28,589	116,812	24.7%	93,681
% of sales	37.0%		30.5%	35.9%		33.9%
Operating Income	22,170	-6.9%	23,813	71,432	9.8%	65,032
% of sales	20.3%		25.4%	21.9%		23.5%
Interest/Other Income-net	1,334		283	781		436

Income Before Income Taxes and Minority Interest	23,504		24,096	72,213		65,468
Provision for Income Taxes	6,573		6,988	21,186		18,986
Income Tax Rate	28.0%		29.0%	29.3%		29.0%
Minority Interest	414		143	434		189

Net Income	$16,517	-2.6%	$16,965	$50,593	9.3%	$46,293

Earnings per share:
Basic	$0.57		$0.59	$1.74		$1.61
Diluted	$0.55		$0.57	$1.69		$1.56

Sales

The 16% sales increase in the third quarter of 2004 reflected continued demand for the IMMULITE product line. Sales of all IMMULITE products, instruments, service, and reagents in the third quarter of 2004 were $99.7 million, a 20% increase over the third quarter of 2003. In the third quarter of 2004, IMMULITE products represented 92% of sales versus 88% in 2003. In the first nine months of 2004, sales of IMMULITE products increased 22% to $296.8 million from $243.7 million in the first nine months of 2003. In the first nine months of 2004, IMMULITE products represented 91% of sales versus 88% in 2003. Various categories of IMMULITE product line sales in the three months and nine months ended September 30, 2004 and 2003 are shown in the following chart:

IMMULITE Product Line Sales

(Dollars in Thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004 Sales	% change from 2003	2003 Sales	2004 Sales	% change from 2003	2003 Sales
IMMULITE 2000/2500
Reagents	$58,351	29.0%	$45,250	$173,055	30.4%	$132,677
Instruments and Service	9,016	38.2%	6,523	27,874	41.7%	19,669

Total	$67,367	30.1%	$51,773	$200,929	31.9%	$152,346
IMMULITE (including IMMULITE 1000)
Reagents	$27,667	7.1%	$25,835	$82,156	5.7%	$77,721
Instruments and Service	4,681	-11.1%	5,267	13,710	0.5%	13,636

Total	$32,348	4.0%	$31,102	$95,866	4.9%	$91,357

IMMULITE Product Line Sales	$99,715	20.3%	$82,875	$296,795	21.8%	$243,703

The Company shipped a total of 271 IMMULITE systems during the third quarter of 2004, including 199 IMMULITE 2000 and 2500 systems and 72 IMMULITE 1000 systems. The current quarter’s instrument shipments reflected a full quarter of IMMULITE 2500 shipments. The total base of IMMULITE systems shipped grew to 9,759, including 3,486 IMMULITE 2000 and 2500 systems. In the third quarter of 2003, the Company shipped a total of 198 IMMULITE systems, including 113 IMMULITE 2000 systems.

The reduction in the number of IMMULITE 1000’s shipped in the third quarter is a result of the time that the IMMULITE 1000 and its predecessor system, the IMMULITE, have been available in the market, which is over ten years. The Company also ships refurbished IMMULITE systems that come back, for example, at the end of a rental period. These refurbished systems are included in sales but not in the Company’s count of units shipped. The number of new IMMULITE systems shipped may continue to decline as more refurbished IMMULITE instruments become available at a lower price than new IMMULITE instruments.

In the fourth quarter of 2003, the Company reduced the price of the IMMULITE 2000 in anticipation of the release of the IMMULITE 2500, which occurred in June of 2004. The IMMULITE 2000/2500 has a longer sales process than the IMMULITE 1000 due to its higher sales price, and the IMMULITE 2000/2500 experiences a longer time delay between instrument placement and the ramp-up of reagent sales. The 2500 is targeted primarily at the hospital market because it is able to more rapidly report certain test results, such as tests used in emergency rooms to aid in the diagnosis of certain cardiac conditions. For this reason, although the 2500 has a higher price than the 2000, the 2500 may erode sales of the 2000. However the two instruments are otherwise very similar and the Company will continue to market the 2000 to a significant group of customers for which the faster test results are not critical, such as large reference laboratories. The Company has 71 tests that have been approved by the FDA for use on the IMMULITE 2500, compared to 76 on the IMMULITE 2000. The Company’s ability to add FDA approved tests to the IMMULITE 2500 menu will depend on the resolution of the FDA inquiry discussed below. The Company is, however, able to market new tests abroad without FDA approval and expects to introduce new tests for the IMMULITE 2500, such as Pro-BNP and an ANA screen, in foreign markets in the first half of 2005.

The increase in IMMULITE and IMMULITE 2000/2500 instrument and service revenue in the third quarter of 2004 is due to both an increase in revenue from instruments that were sold and an increase from revenue relating to service and parts. Included in IMMULITE 2000/2500 equipment sales is revenue relating to the Company’s sample management system (SMS), a sample-handling device that can be attached to the IMMULITE 2000/2500. In the first nine months of 2004, the increase in IMMULITE 2000/2500 instruments and service included a significant increase in instrument revenue as a result of an increase in the number of instruments that were in operation.

For the third quarter of 2004, IMMULITE 2000/2500 reagent utilization per instrument was $17,752 and IMMULITE reagent utilization per instrument was $4,462 as compared to the third quarter of 2003, when they were $17,043 and $4,368, respectively. The increase in average utilization per instrument is in part related to the strength of the euro relative to the dollar. However, reagent utilization on the IMMULITE is expected to fall over time as high volume IMMULITE installations are replaced with IMMULITE 2000’s and incremental IMMULITE placements go into lower volume environments.

Sales of the Company’s mature RIA product line declined approximately 12% in the third quarter of 2004, representing 5% of sales, compared to 7% of sales in the third quarter of 2003. This trend is expected to continue as customers move to more automated methods of testing that do not require radioactive reagents. Sales of other DPC products declined to $1.4 million in the third quarter of 2004 from $2.6 million in the third quarter of 2003. The primary reason for this was a decline in sales of the Company’s micro-plate allergy product line. The Company ceased manufacturing this product line at the end of 2003 because of the availability of allergy testing on the IMMULITE 2000. These sales will continue to decline as inventories are depleted. Sales of non-DPC products, primarily through its consolidated international affiliates, increased 23% in the third quarter of 2004 to $2.1 million from $1.7 million in the third quarter of 2003.

In the third quarter of 2004, sales to domestic customers grew by 17%, and increased to 30% from 29% of total sales in the third quarter of 2003. The increase in domestic sales was due to increased penetration into most customer segments. Foreign sales (including U.S. export sales, sales to non-consolidated foreign subsidiaries, and sales of consolidated foreign subsidiaries) as a percentage of total sales were approximately 70% in the third quarter of 2004 and 71% in 2003. Europe, the Company’s principal foreign market, represented 43% of sales in the third quarter of 2004 and 2003. Sales of the Company’s German Group, which includes certain Eastern European countries, accounted for approximately 12.5% of sales in the third quarter of 2004 and increased 7.4% over the third quarter of 2003 primarily as a result of the strength of the euro. Sales in the Brazil region, which includes certain other Central and South American countries, accounted for approximately 10% of total sales in the third quarter of 2004, an increase of 22% over the third quarter of 2003. Although the Brazilian real remained stable relative to the U.S. dollar, in the past few years, the real has been very volatile relative to the dollar.

In the first nine months of 2004, sales to domestic customers grew by 18% and remained at 29% of sales. Europe represented 46% of sales in the first nine months of 2004 and 2003. Sales in the Company’s German Group increased 11% primarily as a result of the strength of the euro, and accounted for 13% of total sales in the first nine months of 2004. Sales in the Brazil region accounted for approximately 9% of sales, which sales increased 24% relative to 2003.

Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of translation of financial statements of consolidated affiliates is that of lower sales and net income. In periods where the dollar is weakening, the impact is the reverse. Based on comparative exchange rates in the third quarter of 2004 and 2003, the dollar weakened relative to the euro and remained fairly stable relative to the Brazilian real. In the first nine months of 2004, the dollar weakened relative to both the euro and the real. The effect of the changes in exchange rates on sales was a positive 4% in the third quarter and 6% in the first nine months of 2004. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.

In the fourth quarter of fiscal year 2002, the Company discovered internally that certain senior managers and other employees of its Chinese subsidiary had made certain improper payments that may have violated foreign and U.S. laws. Beginning in the early 1990s, the Chinese subsidiary made cash payments and provided in kind benefits to hospital and laboratory customers of the Chinese subsidiary and to employees of such customers. Because certain of the customers were state owned enterprises and the payments may have been for the purpose, or may have had the effect, of causing those customers to purchase products from the Chinese subsidiary, these payments and benefits may have violated the U.S. Foreign Corrupt Practices Act as well as certain domestic Chinese laws. In addition, the deduction of these payments and benefits by the subsidiary on its tax returns may have been improper under the Chinese tax law, resulting in underpayments of Chinese taxes.

An independent investigation by the Company’s audit committee concluded that no current members of the Company’s senior management knew of or were involved in the provision of the payments and benefits. The Company has made changes in the management of the Chinese subsidiary, including replacement of the senior managers involved, and has implemented procedures and controls to address these issues and to promote compliance with applicable laws. The Company voluntarily disclosed these payment issues to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) in the first quarter of 2003 and has been cooperating fully with these agencies in their investigations since that time. As of September 30, 2004, the Company was engaged in active settlement discussions with the SEC and the DOJ.

The termination of the improper payments in China may have a significant adverse effect on future operations in China because such termination could negatively influence a significant number of the Chinese subsidiary’s customers’ decisions as to whether to continue to do business with that subsidiary. For the year ended December 31, 2003, the Chinese subsidiary had sales of $9.8 million. In the third quarter of 2004 and the nine months ended September 30, 2004, the Company’s Chinese subsidiary had sales of $2.5 million and $6.8 million, respectively. In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. In the third quarter of 2004, the Company accrued an additional $1.0 million based on its revised estimates of costs that will be paid to the U.S. Government to resolve the matter. As of September 30, 2004, $2.4 million remained in the accrual. Although the actual costs to be paid to the U.S. Government, including fines and penalties, to resolve this matter could significantly exceed the amount accrued, the Company does not believe it would exceed $5.7 million. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the possible non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Legal expenses relating to this matter of approximately $884,000, $822,000 and $1,547,000 have been incurred and charged to general and administrative expense during the year ended December 31, 2003, the three months and the nine months ended September 30, 2004, respectively. It is anticipated that legal fees for issues related to China will decrease in the remainder of 2004.

In February 2004, the Company was informed by the U.S. Food and Drug Administration (FDA) that, based on inspectional findings that included data integrity and procedural issues related solely to the Company’s application for the IMMULITE Chagas test, the Company was subject to the FDA’s Application Integrity Policy (“AIP”). The FDA suspended its review of all applications submitted by the Company and will not review any future applications until the FDA determines that the Company has resolved these issues, although studies to support future applications can be conducted while on AIP. The AIP may be invoked when the FDA determines that there are serious questions as to the reliability of data submitted by applicants. The AIP sets forth corrective actions by which applicants may seek to restore the FDA’s confidence in the integrity of data in their applications and permit the agency to proceed with review of such applications.

With respect to DPC, the FDA stated that in connection with the Company’s Chagas test application, among other things, the Company had failed properly to report and monitor clinical study data and that there were record keeping deficiencies. To address the AIP issues, the Company is developing and implementing a corrective action plan that will be audited by a third party and reviewed by the FDA. The independent third party substantially completed its audit of DPC in October of 2004 and will submit a written report to the FDA. Based on the status of its corrective action plan and the status of completion of the third party audit, the Company believes that its corrective action plan to resolve the AIP issues should be completed and reviewed by the FDA by the end of the first quarter of 2005. The FDA’s application of the AIP to DPC does not restrict DPC from introducing new tests outside of the United States. However, the Company’s inability to introduce new tests in the United States during the pendency of the AIP may have a negative impact on its future sales and profits.

In late July 2004, the Company was served with a subpoena requiring it to produce to the Federal grand jury for the Central District of California, documents relating to trading in the Company’s securities and the exercise of options by officers, directors and employees of the Company between December 30, 2003 and April 1, 2004. The subpoena also seeks all documents relating to the FDA’s review of the Company’s diagnostic test to detect Chagas and any audits or reviews by the FDA between 2000 and the present relating to the Company’s products. Finally, the subpoena seeks the personnel file of a former Company employee. The Company is cooperating with the United States Attorney and the SEC regarding these matters. An independent committee of the Board of Directors has conducted an investigation of the trading issues and has presented its findings and conclusions to the United States Attorney and the SEC.

Cost of Sales

Gross margin increased to 57.4% in the third quarter of 2004 from 55.9% in the third quarter of 2003. This increase was due in part to a shift in the mix of revenues toward reagents, particularly IMMULITE 2000 reagents, an increase in domestic end user sales and the strength of the euro relative to the dollar. Gross margin for the first nine months of 2004 was 57.8% compared to 57.4% in the same period of 2003. All products manufactured in the United States are dollar-based. However, a large percentage of these products are sold to Company-owned international distributors, which sell the products in their local currencies. In periods of a weakening dollar, sales as measured in dollars increase, resulting in higher gross margins. A strengthening dollar generally results in lower gross margins at international distributors.

Operating Expenses and Other

Selling expense in the third quarter of 2004 increased to 17.6% of sales from 16.7% in the third quarter of 2003 in part due to an increase in expenses related to the increase in sales, such as sales compensation, and the increase in the value of the euro relative to the dollar. General and administrative expense increased to 10.8% of sales in the third quarter of 2004 from 9.0% in the third quarter of 2003. Included in general and administrative expense for the third quarter of 2004 is $822,000 in legal fees related to the Company’s internal investigation of its Chinese subsidiary and an additional $1.0 million accrual related to revised estimates of the cost to resolve this issue. As of September 30, 2004, $2.4 million remained in the accrual, although the actual costs, including fines and penalties, to resolve this matter could significantly exceed the amount reserved. The review of this matter is ongoing, but the related legal expenses are expected to decrease in the remainder of 2004. See Note 9 of Notes to the Consolidated Financial Statements. General and administrative expense in the fourth quarter of 2004 will be negatively impacted by legal costs incurred to respond to the subpoena referred to above, legal and other costs related to the SEC and FDA matters, and expenses relating to the independent auditors review of the Company’s internal controls in connection with their year-end attestation.

In the third quarter of 2003, the Company recognized a $4.2 million dollar gain on the sale of its PathoDx product line which reduced total operating expenses in 2003 compared to 2004. Equity in income of affiliates represents the Company’s share of earnings in non-consolidated affiliates, principally the 45%-owned Italian distributor. The amount increased to $1.7 million in the third quarter 2004 from $1.3 million in 2003.

In the nine months ended September 30, 2004, operating expenses increased in absolute-terms in part due to the increase in sales and the increase in the value of the euro relative to the dollar. Operating expenses for the nine months ended September 30, 2004 increased as a percentage of sales to 35.9% from 33.9% in 2003. The 2003 gain associated with the sale of the PathoDx product line contributed to 1.5% of the increase and the remainder related to the items discussed above including $1.5 million in legal and accounting fees related the Company’s investigation of its Chinese subsidiary as compared to $775,000 in the first nine months of 2003.

Interest/other (expense) income-net includes interest income, interest expense, and foreign exchange transaction losses and gains. The net amount of income was $1.3 million in the third quarter of 2004 versus $283,000 in 2003. This difference was driven in part by a $756,000 increase in foreign currency transaction gains over the third quarter of 2003 to $757,000 and an increase in net interest and other income of $295,000 over the third quarter of 2003 to $577,000 which was in part due to the capitalization of interest related to the Company’s construction projects and a reduction of other expenses in Brazil. For the first nine months of 2004 interest/other income was $781,000 versus $436,000 in 2003.

Income Taxes and Minority Interest

The Company’s effective tax rate includes federal, state, and foreign taxes. The Company’s tax rate decreased to 28.0% in the third quarter of 2004 from 29.0% in the third quarter of 2003 and is expected to be similar in the fourth quarter. The decrease in the third quarter was related to the Company’s foreign sales being greater than it had previously anticipated. The tax rate for the first nine months of 2004 was 29.3% versus 29.0% in the first nine months of 2003.

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

Management does not believe that any of its estimates involve assumptions about matters that are highly uncertain or that different reasonable estimates, or changes in accounting estimates that are reasonably likely to occur, would have a material impact on the financial statements. However, although management believes its estimate regarding payments to resolve the issues related to the Company’s Chinese subsidiary is reasonable, it is in ongoing negotiations and the actual costs could significantly exceed the estimate as discussed above. To the extent there are material differences between management’s estimates and actual results, future results of operations will be affected. However, management’s experience has generally been that the differences between estimates and actual results have usually been immaterial, and appropriate adjustments to the consolidated financial statements are made as soon as the differences become known.

Liquidity and Capital Resources

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At September 30, 2004 and December 31, 2003, the Company had cash and cash equivalents of $71.0 million and $69.8 million, respectively. Net cash flow from operating activities was $50.6 million in the first nine months of 2004 and $41.5 million in the first nine months of 2003. The increase was primarily a result of an increase in net income, depreciation and amortization, accounts payable, accrued liabilities and income taxes payable net of increases in accounts receivable, and inventories. If the Company continues to grow at the current rate, it is expected that accounts receivable and inventories will continue to grow. Additions to property, plant, and equipment in the first nine months of 2004 were $43.2 million, compared to $32.7 million in the first nine months of 2003. In 2003, the increases in plant, property, and equipment primarily related to the purchase of a new corporate headquarters building. In 2004, the increase in plant, property, and equipment was in great part related to the cost of fitting out the Company’s new corporate headquarters building and the construction of a new building in Wales. The Company’s new headquarters was occupied in the third quarter of 2004. The Company’s new 30,000 square foot building in Wales was for the most part completed in the second quarter of 2004 at a total cost of approximately $9 million and will be occupied in the fourth quarter of 2004. The Company has begun the expansion of its New Jersey manufacturing facility by 70,000 square feet to 160,000 square feet. This project will be completed next year at an estimated cost of $9 million. The Company is also converting its computer system in New Jersey at an estimated cost of $900,000. The Company decreased borrowings by $5.4 million in the first nine months of 2004 and by $0.7 million in the first nine months of 2003. The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.” The Company placed $22.6 million in instruments in the first nine months of 2004, including operating and sales-type leases, as compared to $17.6 million in the first nine months of 2003.

The Company has a $20 million domestic unsecured line of credit with Wells Fargo Bank under which there were no borrowings outstanding at September 30, 2004 or December 31, 2003. The Company had other notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in their local currency, some of which are guaranteed by the Company) of $14.7 million at September 30, 2004 compared to $19.4 million at December 31, 2003. The Company received $4.1 million from the exercise of stock options in the first nine months of 2004 versus $2.7 million in the first nine months of 2003. The Company has paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, since 1995. In the fourth quarter of 2004, the Company will increase its cash dividend to $.07 per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended September 30, 2004 from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There has been no change in the Company’s internal control over financial reporting identified in connection with such evaluation that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company is in the process of documenting and testing its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of its internal controls over financial reporting and a report by its independent auditors addressing these assessments. During the course of its testing the Company may identify deficiencies which it may not be able to remediate in time to meet the deadline imposed by Section 404 of the Sarbanes-Oxley Act. In addition, if the Company fails to maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, it may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to meet the annual assessment deadlines or to achieve and maintain an effective internal control environment could have a material adverse effect on its stock price.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.4	Form of Non-Qualified and Incentive Stock Option Agreement

10.5	First Amendment to Settlement Agreement effective as of October 1, 2003 (rights regarding IMMULITE chemical compounds) Note: Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Section 906 Officers’ Certification

(b) Reports on Form 8-K. — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer) Director	November 8, 2004
Michael Ziering

/s/ James L. Brill James L. Brill	Vice President-Finance (Principal Financial and Accounting Officer)	November 8, 2004

EXHIBIT INDEX

10.4	Form of Non-Qualified and Incentive Stock Option Agreement

10.5	First Amendment to Settlement Agreement effective as of October 1, 2003 (rights regarding IMMULITE chemical compounds) Note: Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Section 906 Officers’ Certification