Form 10-K/A
period 2004-12-31
DIAGNOSTIC PRODUCTS CORP
filed 2005-05-02
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

Documents Incorporated by Reference – None

Reason for Amendment to Form 10-K

     The registrant will not file its definitive proxy statement with the Commission within 120 days after its fiscal year end. Accordingly, this amendment to Form 10-K is being filed to include all of the information required by Part III of the Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

     The directors of Diagnostic Products Corporation (the “Company” or “DPC”) are elected to serve until the next annual meeting of shareholders after they are elected and until their successors are duly elected. The current directors are as follows:

		Principal	Director
Name	Age	Occupation	Since
Sidney A. Aroesty	58	Senior Vice President, Operations	1981
Frederick Frank	72	Vice Chairman, Lehman Brothers Inc.	1996
Kenneth A. Merchant	58	Professor of Accounting, University of Southern California	2003
John H. Reith	56	President, The Reith Company	2004
Maxwell H. Salter	85	Chairman of the Board and Chief Executive Officer, Benos	1982
James D. Watson, Ph.D.	77	Chancellor, Cold Spring Harbor Laboratory	1987
Ira Ziering	46	Vice President, Business and Legal	2000
Michael Ziering	49	Chairman and Chief Executive Officer	1994

     Mr. Aroesty was appointed President and Chief Operating Officer in December 2004. He has held various executive positions at the Company since 1978, including Senior Vice President (2000 – 2004), Chief Operating Officer (2000 – 2003), and Senior Vice President, Operations (1997 – 2000).

     Mr. Frank is Vice Chairman of Lehman Brothers Inc., an investment banking firm which he joined as a partner in 1969. He is a Chartered Financial Analyst, a member of The New York Society of Security Analysts and a past president of the Chemical Processing Industry Analysts. Mr. Frank serves as a director of Pharmaceutical Product Development Corporation, Digital Arts & Sciences, Inc., eSoft, Incorporated and Landec Corporation. He is Chairman of the National Genetics Foundation, a Member of the Salk Institute National Council, a Director of the Salk Institute, Chairman of the Board of the Irvington Institute of Immunological Research, Emeritus Trustee of the Hotchkiss School, a Member of the Yale School of Organization and Management Advisory Board, and a Member of the Board of Governors of the National Center for Genome Resources.

     Professor Merchant has been a professor of accounting at the University of Southern California since 1990, where he also served as dean of USC’s Leventhal School of Accounting (1994 – 2002) and as senior associate dean for corporate programs in USC’s Marshall School of Business (2003 – 2004). He served on the faculty at the Graduate School of Business Administration at Harvard University from 1978 to 1990. Professor Merchant is also a part-time research professor at the University of Maastricht, the Netherlands. Professor Merchant has published extensively in the areas of management accounting and management control systems. He is a CPA, a member of the American Accounting Association Finance Committee, and a member of the Business and Industry Executive Committee of the Institute of Certified Public Accountants. He has also served as an independent consultant to numerous public companies.

     Mr. Reith is President of The Reith Company, a professional accountancy corporation he founded in 2000. He is a Certified Public Accountant, Certified Valuation Analyst, Certified Management Accountant, and Certified Internal Auditor. He has served as an independent consultant to numerous private and public companies. Previously, Mr. Reith was Vice-President, Corporate Audit of Sony Corporation of America from 1994 until 2000 and was Vice President, Corporate Audit of Sony Pictures Entertainment from 1989 until 1993. From 1988 to 1989 he was Director of Internal Audit of Columbia Pictures Entertainment. Mr. Reith is a member of the Board of Advisors of the Leventhal School of Accounting at the University of Southern California.

     Mr. Salter is Chairman of the Board and Chief Executive Officer of Benos, a chain of family clothing stores in which Mr. Salter has been a principal since 1946.

     Dr. Watson is Chancellor of Cold Spring Harbor Laboratory of New York, a genetics and biotechnology research center. He served as the President of Cold Spring Harbor Laboratory from 1994 to 2003 and as Director from 1968 to 1994. Dr. Watson received the Nobel prize in 1962 for his part in the discovery of the double helix structure of the DNA molecule. Dr. Watson is also a director of Pall Corporation.

     Mr. Ira Ziering joined the Company in 1995 as Manager of International Business. He served as President of the Company’s subsidiary, DPC France, from 1997 to 1999, when he was elected Vice President, International. He has served as Senior Vice President, Business and Legal, since 2002. Mr. Ziering is a graduate of Boston University Law School and Harvard Divinity School. Prior to joining the Company he practiced civil law in Los Angeles, California.

     Mr. Michael Ziering has served as Chief Executive Officer of the Company since 1999. He joined the Company in 1986 as legal counsel, and served as Vice President-Administration from 1988 to 1994, as Chief Operating Officer from 1994 to 1999, and as President from 1994 to 2004.

     Michael Ziering and Ira Ziering are brothers and the sons of Marilyn Ziering, an executive officer and more than 10% shareholder of the Company. See “Item 12” for information concerning the beneficial ownership of the Company’s Common Stock by the directors.

     Audit Committee: The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 which consists of Kenneth A. Merchant, who serves as Chair, Frederick Frank and John H. Reith. The Board of Directors has determined that each member is “independent” within the meaning of the New York Stock Exchange listing standards and has sufficient accounting or related financial management expertise to serve on the Committee and that Mr. Merchant meets the qualifications of an “audit committee financial expert” as defined in the SEC’s regulations.

Executive Officers

     The executive officers of the Company are as follows:

Name	Age	Position
Michael Ziering	49	Chairman of the Board and Chief Executive Officer
Sidney A. Aroesty	58	President and Chief Operating Officer
Marilyn Ziering	73	Senior Vice President
James L. Brill	54	Vice President, Finance and Chief Financial Officer
Ira Ziering	46	Senior Vice President, Business and Legal
Robert DiTullio	51	Vice President, Regulatory Affairs and Quality Systems
Kathy J. Maugh	60	Vice President, Quality Control and Technical Services
Nicholaas Arnold	53	Vice President, Sales and Marketing
Douglas Olson	58	Chief Scientific Officer

     For information concerning the business experience of Michael Ziering, Sidney A. Aroesty and Ira Ziering, see “Directors” above.

     Mrs. Ziering joined the Company in 1973 as Secretary and served as Vice President, Marketing from 1979 until 1993 when she was elected Vice President, Marketing Communications. She has served as Senior Vice President since 2002. She served as a director of the Company from 1974 until 1998. Mrs. Ziering holds a masters degree from Syracuse University.

     Mr. Brill joined the Company in 1999 as Vice President, Finance and Chief Financial Officer. Prior to joining the Company, Mr. Brill was Chief Financial Officer of Jaffra Cosmetics International from 1998 to 1999; Vice President, Finance and Administration and Chief Financial Officer of Vertel Corporation from 1996 to 1998; and Senior Vice President, Finance, Chief Financial Officer and a director of Merisel, Inc. from 1988 to 1996. Mr. Brill is also a director of Onvia, Inc.

     Mr. DiTullio was elected Vice President, Regulatory Affairs and Quality Systems, in 2001. Mr. DiTullio joined the Company as Director of Quality and Regulatory Affairs when the Company acquired Cirrus Diagnostics in 1992, and he was promoted to Vice President, Quality and Regulatory Affairs of DPC Cirrus in 1999. Mr. DiTullio was previously Director of Quality Assurance with Pharmacia for eight years and he has over 30 years experience in the in vitro diagnostics industry.

     Ms. Maugh joined the Company in 1986 as a Product Manager. In 1988 she became a Technical Manager for the Company’s product support group. She was promoted to Director of Product Support in 1990, and served as Vice President, Operations from 1992 through 2000, and as Vice President, Technical Operations in 2001. She was appointed Vice President, Quality Control and Technical Services in 2002.

     Mr. Arnold was elected Vice President, Sales and Marketing in 1998. Mr. Arnold joined the Company’s Dutch distributor in 1982 as a sales manager and he was appointed General Manager of the Company’s affiliated distributors in The Netherlands and Belgium in 1989. He previously managed the Chemistry Laboratory for RIA testing at the Leyenburg Hospital in The Netherlands. Mr. Arnold has a degree in biochemistry from the Van’t Hoff Institute, Rotterdam, The Netherlands.

     Dr. Olson was elected Chief Scientific Officer in 2004. He has been President of DPC ISD, the Company’s instrument systems division, since 1994. Prior to this position, Dr. Olson led the IMMULITE development team as Vice President Research & Development at Cirrus Diagnostics, which was acquired by the Company in 1992. Dr. Olson earned his Ph.D. in Medicinal Chemistry from Purdue University and his B.S. in Chemistry from Maryville College.

     Officers of the Company serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     The rules of the Securities and Exchange Commission require the Company to disclose late filings of reports of stock ownership by directors, executive officers and more than 10% shareholders. Based solely on written representations of its directors and executive officers and a review of copies of the reports they have filed with the SEC, the Company is aware of the following late filings during 2004: Frederick Frank, Kenneth Merchant, Maxwell Salter and James D. Watson each filed one late Form 4 regarding one exempt option grant.

Code of Ethics

     The Company has adopted a Code of Ethics which applies to our Chief Executive officer, Chief Financial Officer, Controller, and other finance employees. If we make any substantive amendments to this Code, or grant any waivers, including any implicit waivers, from a provision of the Code to our Chief Executive Officer, Chief Financial Officer, or Controller, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K. The Code of Ethics is available on our website, www.dpcweb.com, and in print on request of any shareholder.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

     In 2004, non-employee directors of the Company received director’s fees of $24,000 in the case of each of Frederick Frank, Kenneth Merchant and James D. Watson and $12,000 in the case of Maxwell H. Salter. John H. Reith, who joined the Board in December 2004, received $2,000 in fees in 2004. In January 2004, each of Messrs. Frank, Merchant, Salter and Watson was granted 10,000 options to purchase Common Stock at an exercise price of $45.89 per share. The exercise price of the options was equal to the market value of the Common Stock on the grant date. The options vest ratably over three or five years beginning one year after the grant date and expire 10 years after grant. Non-employee directors are also reimbursed their out-of-pocket expenses for attending Board and Committee meetings.

Summary Compensation Table

     The following table provides compensation information for each of the last three fiscal years with respect to the Chief Executive Officer and the Company’s other four most highly compensated executive officers (the “Named Officers”) for services in all capacities in which they served.

		Annual
		Compensation($)(1)			Long-Term
				Securities	Compensation
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options(#)	Compensation($)(2)
Michael Ziering	2004	555,000	60,000	0	21,000
Chief Executive Officer	2003	530,000	40,000	0	28,450
	2002	510,000	0	0	30,700

Sidney A. Aroesty	2004	302,083	40,000	0	21,000
President	2003	200,000	0	0	23,500
	2002	325,000	22,500	0	27,000

James L. Brill	2004	285,000	40,000	0	21,000
Vice President, Finance	2003	264,600	40,000	0	24,469
	2002	252,000	22,500	0	25,540

Ira Ziering	2004	285,000	40,000	0	21,000
	2003	215,000	40,000	0	23,725
	2002	200,000	22,500	0	24,500

Douglas Olson	2004	272,917	40,000	0	21,000
Chief Scientific Officer (3)	2003	225,750	30,000	0	23,886
	2002	215,000	18,000	0	22,650

(1)	While the Named Officers enjoy certain perquisites, the amounts did not exceed the lesser of $50,000 or 10% of each such person’s salary plus bonus and, accordingly, such amounts have been omitted from the table as permitted by SEC rules.

(2)	These amounts represent Company contributions to its retirement plans.

(3)	Mr. Olson became Chief Scientific Officer in 2004.

2004 Option Exercises and Year-End Option Values

     None of the Named Officers was granted stock options in 2004. Shown below is information regarding option exercises during 2004 and holdings of unexercised stock options at December 31, 2004 by the Named Officers.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised Options		In-the-Money Options at
	Acquired on	Value	at December 31, 2004(#)		December 31, 2004($)(1)
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael Ziering	20,000	602,000	146,000	84,000	4,975,540	3,475,760

Sidney A. Aroesty	20,000	700,000	44,000	36,000	1,542,240	1,320,160

James L. Brill	4,000	155,640	33,200	48,000	1,058,296	1,794,000

Ira Ziering	0	0	60,000	60,000	2,092,600	1,980,600

Douglas Olson	0	0	27,999	10,001	1,094,282	394,518

(1)	Represents the difference between the aggregate market value on December 31, 2004 ($55.05 per share) and the aggregate exercise price.

     All outstanding stock options have been granted under stock option plans that have been approved by the Company’s shareholders. Options generally vest at the rate of 10% to 25% per year beginning one year after the date of grant and have ten-year terms. No person may be granted more than 400,000 options in any fiscal year, except that new hires may also be granted up to 400,000 options upon commencement of employment. Options are subject to termination before their expiration date in the event of termination of employment and certain corporate events. All outstanding options will become immediately exercisable in the event of a “change-in-control” (as defined in the option plans). The Compensation Committee has the authority to modify the terms of outstanding options, including the exercise price and vesting schedule. Non-qualified options granted under the 1997 Stock Option Plan may, if so provided in the option agreement, be transferred pursuant to a domestic relations order or to members of the optionee’s immediate family, charitable institutions or certain related trusts or other entities.

Compensation Committee Interlocks And Insider Participation

     The members of the Compensation Committee are Frederick Frank, Kenneth A. Merchant and Maxwell H. Salter, all of whom are independent directors of the Company. Lehman Brothers, Inc. is a financial advisor to the Company. Mr. Frank is an executive officer of Lehman Brothers and a less than 1% shareholder of the parent company of Lehman Brothers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of March 31, 2005 with respect to Common Stock of the Company owned by each person who is known by the Company to own beneficially 5% or more of the outstanding Common Stock, by each director and Named Officer of the Company, and by all current directors and executive officers as a group.

	Number
	of		Percentage
Name	Shares(1)		Ownership
Directors and Named Officers

Sidney A. Aroesty	44,000	(2)	* *

James L. Brill	43,200	(3)	* *

Frederick Frank	59,999	(4)	* *

Kenneth A. Merchant	6,000	(5)	* *

Douglas Olson	28,307	(6)	* *

John H. Reith	0

Maxwell H. Salter	480,501	(7)	1.6%

Dr. James D. Watson	70,138	(8)	* *

Ira Ziering	389,591	(9)	1.3%

Michael Ziering	685,670	(10)	2.3%

All directors and executive officers as a group (14 persons)	6,623,700	(11)	22.2%

5% or More Shareholders

American Express Financial Corporation	2,311,598	(12)	7.9%
200 AXP Financial Center Minneapolis, MN 55474

Columbia Wanger Asset Management, L.P.	1,847,100	(12)	6.3%
227 West Monroe Street, Suite 3000 Chicago, IL 60606

Louis Colen	1,470,505	(12)	5.0%
2727 Krim Drive Los Angeles, CA 90064

	Number
	of		Percentage
Name	Shares(1)		Ownership
Kayne Anderson Rudnick Investment Management, LLC	2,220,694	(12)	7.6%
1800 Avenue of the Stars Los Angeles, CA 90067

Wellington Management	1,728,390	(12)	5.9%
Company, LLP 75 State Street Boston, MA 02109

Marilyn Ziering	4,768,894		16.3%
5700 West 96th Street Los Angeles, CA 90045

**	Less than 1%.

(1)	Includes shares allocated to each executive officer’s individual account but held directly by the Company’s retirement plan.

(2)	Includes 44,000 shares subject to options which are exercisable within 60 days.

(3)	Includes 33,200 shares subject to options which are exercisable within 60 days.

(4)	Includes 59,999 shares subject to options which are exercisable within 60 days.

(5)	Includes 6,000 shares subject to options which are exercisable within 60 days.

(6)	Includes 27,999 shares subject to options which are exercisable within 60 days.

(7)	Includes 20,001 shares subject to options which are exercisable within 60 days.

(8)	Includes 26,668 shares subject to options which are exercisable within 60 days.

(9)	Includes 88,000 shares subject to options which are exercisable within 60 days, and 2,140 shares held by Mr. Ziering’s wife, as to which beneficial ownership is disclaimed.

(10)	Includes 146,000 shares subject to options which are exercisable within 60 days and 1,170 shares held by Mr. Ziering’s wife, as to which beneficial ownership is disclaimed.

(11)	See Notes above. Also includes the shares held by Marilyn Ziering and 43,600 shares subject to options which are exercisable within 60 days held by executive officers not named in the foregoing table.

(12)	Holdings at December 31, 2004, as reported in a Schedule 13G filed with the SEC.

     See “Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities” of the Company’s Form 10-K filed on March 16, 2005, for information about securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Marilyn Ziering, Senior Vice President and a more than 5% shareholder of the Company, is the mother of Michael Ziering, who is Chairman of the Board and Chief Executive Officer, and Ira Ziering, who is Vice President, Business and Legal, and a director. In 2004, Mrs. Ziering was paid salary and other benefits which totalled $164,773. Jason Aroesty, the son of Sidney Aroesty, President, serves as the managing director of the Company’s Scandinavian subsidiary. In 2004, Jason Aroesty was paid salary and other benefits which totalled $123,645. In 2004, Jonathan Olson and Eric Olson, sons of Douglas Olson, Chief Scientific Officer and President of the Company’s Instrument Systems Division, were paid salary and other benefits which totalled $84,041 and $101,975, respectively, as employees of the Instrument Systems Division.

     During 2004, the Company reimbursed legal expenses incurred by various executive officers pursuant to the Company’s indemnification agreements with such parties. Except in the case of James Brill, whose reimbursed expenses totalled $61,574, these expenses did not exceed $60,000 as to any individual.

     Since 1981, the Company has leased a portion of its Los Angeles offices from a partnership comprised of Marilyn Ziering, Michael Ziering, Ira Ziering, and other children of Mrs. Ziering who are shareholders of the Company.

During 2004, the Company paid $1,035,000 in rent, or $.75 per square foot, to the Ziering partnership. The lease terminated on December 31, 2004, subject to the Company’s option to extend the term for two additional years at an annual rent of $1,086,744 or $.79 per square foot. The Company exercised this option in April 2005 effective as of January 1, 2005. The rent under the original lease was determined on the basis of various factors, including an independent appraisal, and the terms of the original lease were approved unanimously by the disinterested members of the Board of Directors, including all of the Company’s independent directors. The Company’s independent directors also unanimously approved the exercise of the option after considering two independent appraisals. The Company believes that the terms of the lease are at least as favorable as it could have obtained from unrelated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Audit Committee Charter provides that the Committee will pre-approve all audit and permissible non-audit services to be performed for the Company by its independent registered public accounting firm. The chairman of the Audit Committee has been delegated authority from the Committee to pre-approve such services and such pre-approvals are then reported to the full Committee.

     The aggregate fees for audit services billed or expected to be billed relating to the fiscal years ended December 31, 2003 and 2004 and fees for audit-related and tax services provided to the Company during the fiscal years ended December 31, 2003 and 2004 by the Company’s independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates were as follows:

	2003	2004
Audit fees (1)	$871,500	$2,924,000
Audit-related fees (2)	259,000	113,000
Tax fees (3)	713,000	634,000
All other fees	-0-	-0-

(1)	These fees relate to the audits of the annual financial statements, reviews of the quarterly financial statements, the audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and consultation with respect to various accounting and financial matters.

(2)	These fees relate principally to advisory services relating to compliance with the Sarbanes-Oxley Act.

(3)	These fees relate principally to federal, state and local tax return assistance, assistance with tax audits and appeals, and assistance with research and development tax credit documentation and analysis for amended returns.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) No financial statements or schedules are filed with this amended report.

(a)(3) Exhibits – See “Exhibit Index” which appears after the signature page of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION

By	/s/ Michael Ziering	Chief Executive Officer and	May 2, 2005
Chairman of the Board
Michael Ziering

EXHIBIT INDEX

The following exhibits are filed herewith:

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Section 906 Officers’ Certification