Form 10-Q
period 2005-03-31
DIAGNOSTIC PRODUCTS CORP
filed 2005-05-10
CIK 702259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

YES ☑ NO ☐

The number of shares of Common Stock, no par value, outstanding as of April 29, 2005, was 29,311,746.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 5. Other Information
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands, Except Per Share Data)	2005	2004
SALES:
Non-Affiliated Customers	$107,063	$96,974
Unconsolidated Affiliates	5,848	9,109

Total Sales	112,911	106,083

COST OF SALES	46,738	46,022

Gross Profit	66,173	60,061

OPERATING EXPENSES:
Selling	20,611	18,727
Research and Development	12,266	11,424
General and Administrative	12,556	9,665
Equity in Income of Affiliates	(2,553)	(2,130)

OPERATING EXPENSES-NET	42,880	37,686

OPERATING INCOME	23,293	22,375

Interest/Other Income (Expense)-Net	174	(369)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	23,467	22,006
PROVISION FOR INCOME TAXES	6,993	6,602
MINORITY INTEREST	340	(53)

NET INCOME	$16,134	$15,457

EARNINGS PER SHARE:
BASIC	$0.55	$0.53
DILUTED	$0.54	$0.52

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	29,274	28,972
DILUTED	30,105	29,944

DIVIDENDS DECLARED PER SHARE	$0.07	$0.06

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(Amounts in Thousands, Except Share Data)	2005	2004
Assets
CURRENT ASSETS:
Cash and cash equivalents	$81,064	$80,425
Accounts receivable (including receivables from unconsolidated affiliates of $7,925 and $6,190 respectively) – net of allowance for doubtful accounts of $3,604 and $3,667 respectively	101,266	100,094
Inventories	94,231	93,228
Prepaid expenses and other current assets	6,507	5,297
Deferred income taxes	3,902	4,030

Total current assets	286,970	283,074

PROPERTY, PLANT, AND EQUIPMENT - net	149,189	144,772
INSTRUMENTS – net	79,954	82,730
INVESTMENTS IN AFFILIATED COMPANIES	38,669	39,227
OTHER ASSETS – net	12,630	11,937
GOODWILL	13,420	13,441

TOTAL ASSETS	$580,832	$575,181

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$2,770	$4,145
Accounts payable	23,568	18,391
Accrued liabilities	35,920	45,644
Income taxes payable	5,839	3,872

Total current liabilities	68,097	72,052
LONG-TERM LIABILITIES	8,648	8,846
DEFERRED INCOME TAXES	6,101	5,841
MINORITY INTEREST	4,550	4,210
SHAREHOLDERS’ EQUITY:
Common Stock–no par value, authorized 60,000,000 shares at March 31, 2005 and December 31, 2004; outstanding 29,298,046 shares and 29,230,196 shares, respectively	75,794	73,881
Retained earnings	404,682	390,597
Unrealized gains (losses) on foreign exchange contracts	50	(500)
Cumulative foreign currency translation adjustment	12,910	20,254

Total shareholders’ equity	493,436	484,232

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$580,832	$575,181

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,134	$15,457
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,085	7,774
Provision for doubtful accounts	17	231
Minority interest	340	(53)
Equity in undistributed income of unconsolidated affiliates — net of distributions	(1,270)	(1,787)
Deferred income taxes	188	260
Income tax benefit received upon exercise of stock options	621	—
Changes in operating assets and liabilities:
Accounts receivable	(4,035)	(8,860)
Inventories	(9,441)	(2,426)
Prepaid expenses and other assets	(1,387)	(3,867)
Accounts payable	6,613	1,926
Accrued liabilities	(9,219)	(1,946)
Income taxes payable	2,122	1,133

Net cash flows from operating activities	12,768	7,842

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(9,651)	(9,744)

Net cash flows used for investing activities	(9,651)	(9,744)

CASH FLOWS USED FOR FINANCING ACTIVITIES
Borrowings under notes payable	470	4,250
Repayments of notes payable	(1,669)	(6,503)
Proceeds from exercise of stock options	1,292	2,358
Cash dividends paid	(2,049)	(1,737)

Net cash flows used for financing activities	(1,956)	(1,632)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(522)	98

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	639	(3,436)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,425	69,843

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,064	$66,407

SUPPLEMENTAL CASH FLOW INFORMATION -
Non cash transactions — instrument placements transferred from inventories	$7,441	$3,012

Cash paid during the period for income taxes	$4,402	$5,689

Cash paid during the period for interest, net of capitalized interest	$276	$401

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Basis of Presentation

The information for the three months ended March 31, 2005 and 2004 has not been audited by independent registered public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.

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

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share include the dilutive effect of stock options.

Certain reclassifications have been made to the 2004 periods to conform to the 2005 presentation.

Note 2 – Pro Forma Stock-Based Compensation

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

	Three Months Ended
	March 31,
(Amounts in Thousand, Except Per Share Data)	2005	2004
Net Income:
As Reported	$16,134	$15,457
Pro Forma expense, net of tax	(782)	(673)

Pro Forma	$15,352	$14,784

Net Earnings Per Share
Basic:
As Reported	$0.55	$0.53
Pro Forma Adjustment	(0.03)	(0.02)

Pro Forma	$0.52	$0.51

Diluted:
As Reported	$0.54	$0.52
Pro Forma Adjustment	(0.03)	(0.03)

Pro Forma	$0.51	$0.49

Note 3 – Inventories

Inventories by major categories are summarized as follows:

	March 31,	December 31,
(Amounts in Thousands)	2005	2004
Raw materials	$41,880	$43,899
Work in process	34,395	32,767
Finished goods	17,956	16,562

Total	$94,231	$93,228

Note 4 – Property, Plant & Equipment

Property, plant and equipment consists of the following:

	March 31,	December 31,	Estimated
(Amounts in Thousands)	2005	2004	Useful Lives
Land and buildings	$112,163	$114,552	20-50 Years
Machinery and equipment	111,188	104,245	3-5 Years
Leasehold improvements	9,769	9,578	3-9 Years
Construction in progress	7,284	3,714

Total	240,404	232,089
Accumulated depreciation and amortization	(91,215)	(87,317)

Property, plant and equipment — net	$149,189	$144,772

Construction in progress at March 31, 2005 and December 31, 2004 primarily represents the construction and fit out of an expansion of a building in New Jersey and equipment in process of being installed for use in operations. Capitalized interest costs were $47,000 and $269,000 in the quarters ended March 31, 2005 and 2004, respectively.

Note 5 – Instruments

Instruments consist of the following:

	March 31,	December 31,
(Amounts in Thousands)	2005	2004
Placements and operating leases	$227,092	$227,434
Less accumulated amortization	153,085	150,956

Net	74,007	76,478

Sales-type leases	7,098	7,234
Less current portion	1,151	982

Net	5,947	6,252

Total	$79,954	$82,730

Note 6 – Other Assets

Other assets consist of the following:

	March 31,	December 31,
(Amounts in Thousands)	2005	2004
Long-term accounts receivable	$5,437	$4,637
Purchased technology licenses	8,136	8,017
Less accumulated amortization of purchased technology licenses	(943)	(717)

Total	$12,630	$11,937

Amortization expense for the three months ended March 31, 2005 and 2004 totaled $226,000 and $166,000, respectively. Amortization expense for each of the next five fiscal years is estimated to be $700,000 and will be amortized using the straight-line method over the shorter of their estimated useful life or the expiration of the license. The technology license had an average amortization period of 13 years.

Note 7 – Comprehensive Income

Comprehensive income is summarized as follows:

	Three Months Ended
	March 31,
(Amounts in Thousands)	2005	2004
Net income	$16,134	$15,457
Foreign currency translation adjustment	(7,344)	(638)
Unrealized gain on foreign exchange contracts net of tax impact	550	1,636

Comprehensive income	$9,340	$16,455

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries as they have been determined to be indefinitely invested. In the event the Company decides to repatriate the undistributed earnings of its foreign subsidiaries, the Company believes it would have foreign tax credits available to substantially offset the additional tax.

Note 8 – Earnings per Share

Net income as presented in the consolidated income statement is used as the numerator in the EPS calculation for both the basic and diluted computations. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted Earnings Per Share (EPS) for the income statements presented herein.

	Three Months Ended
	March 31,
(Shares in Thousands)	2005	2004
Basic Shares	29,274	28,972
Assumed exercise of stock options	831	972

Diluted Shares	30,105	29,944

Stock options to purchase 57,000 shares of common stock in the first quarter 2005 and 29,000 shares of common stock in the first quarter 2004 were outstanding but not included in the computation of diluted earnings per common share because the option price was greater than the average market price of the common shares.

Note 8 – Segment and Product Line Information

The Company considers its manufactured instruments and medical immunodiagnostic test kits to be one operating segment as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as the kits are required to run the instruments and utilize similar technology and instrument manufacturing processes. The Company manufactures its instruments and kits principally at facilities located in the United States and the United Kingdom. Kits and instruments are sold to hospitals, medical centers, clinics, physicians, and other clinical laboratories throughout the world through a network of distributors, including consolidated distributors located in the United Kingdom, Germany, Czech Republic, Poland, Slovenia, Slovakia, Croatia, Spain, The Netherlands, Belgium, Sweden, Denmark, Norway, Finland, Latvia, Lithuania, Estonia, France, Australia, New Zealand, China, Brazil, Costa Rica, Venezuela, Uruguay, Bolivia, Honduras, Guatemala and Panama. The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

	Three Months Ended
	March 31,
(Amounts in Thousands)	2005	2004
Sales:
IMMULITE (includes service)	$103,445	$96,266
Radioimmunoassay (“RIA”)	5,591	6,405
Other (Includes DPC and non-DPC products)	3,875	3,412

	$112,911	$106,083

The Company is organized and managed by geographic area. Transactions between geographic segments are accounted for as normal sales for internal reporting and management purposes with all inter-company amounts eliminated in consolidation. Sales are attributed to geographic area based on the location from which the instrument or kit is shipped to the customer. Information reviewed by the Company’s chief operating decision maker on significant geographic segments, as defined under SFAS No. 131, is prepared on the same basis as the consolidated financial statements and is provided in the following tables. Items listed in “Other” represent those geographic locations that are individually insignificant.

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Amounts in Thousands)	States	Kingdom)	Group )*	Group )*	Other	Elimination	Total
Sales	$71,220	$21,438	$16,159	$11,272	$25,697	$(32,875)	$112,911
Net income	$7,321	$4,655	$725	$773	$2,940	$(280)	$16,134

Three Months Ended March 31, 2004
Sales	$65,172	$20,611	$14,552	$7,852	$25,013	$(27,117)	$106,083
Net income	$7,301	$4,747	$680	$(121)	$2,744	$106	$15,457

*DPC Biermann includes the Company’s operations in Germany, the Germany, Czech Republic, Poland, Slovenia, Slovakia and Croatia. DPC Medlab includes the Company’s operations in Brazil, Costa Rica, Venezuela, Uruguay, Bolivia, Honduras, Guatemala and Panama. Germany and Brazil account for the most significant portion of sales and net income for their respective groups.

Note 10 – New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (FASB 123R), “Shared Based Payment.” This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. The Company is required to adopt the provisions of FASB 123R effective as of January 1, 2006. The Company is currently evaluating the financial impact, including the available alternatives of adoption.

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FASB staff believes that the lack of clarification of certain provisions of the Act and the timing of its enactment necessitate a practical exemption to the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. Whether the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional guidance before making a decision. The Company expects to complete its evaluation no later than September 30, 2005.

Note 11 – Commitments and Contingent Liabilities

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

The Company’s discussions with both the SEC and the DOJ are at advanced stages and include proposals that the Company pay an aggregate of approximately $4.8 million to those agencies, consisting of $2.0 million in fines and approximately $2.8 million in disgorgement of profits and related interest charges. The proposals being discussed also include changes to the Company’s compliance programs, independent monitoring of and reporting on those programs for up to 36 months, entry of a cease and desist order and a plea by the Company’s Chinese subsidiary. Any settlement recommended by the staff of the SEC would be subject to approval by the Commission and any plea agreement would be subject to court approval. In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. In the third quarter of 2004, the Company accrued an additional $1.0 million based on its revised estimates of costs that will be paid to the U.S. Government to resolve the matter. In the fourth quarter of 2004, the Company accrued an additional $2.4 million, including $750,000 in interest, based on the proposed settlements with the SEC and the DOJ. As of March 31, 2005, $4.8 million remained in the accrual. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Legal expenses relating to this matter of approximately $147,000 and $33,000 have been incurred and charged to general and administrative expense during the quarters ended March 31, 2005 and 2004, respectively. It is anticipated that legal fees for issues related to

China will decrease in 2005 relative to 2004. The termination of the improper payments in China has had and may continue to have a significant adverse effect on future operations in China because such termination could negatively influence a significant number of the Chinese subsidiary’s customers’ decisions as to whether to continue to do business with that subsidiary. For the quarter ended March 31, 2005, the Chinese subsidiary had sales of $1.3 million versus sales of $2.1 million in the first quarter 2004.

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

To address the AIP issues, the Company was audited by a third party, whose report has been submitted to the FDA. The Company also developed and implemented a corrective action plan that was submitted to the FDA. The FDA has accepted the Company’s corrective action plan and the Company is awaiting the FDA’s inspection to verify its corrective action plan. The Company believes that the AIP issues will be resolved with the FDA and hopes that to occur in the next few months. The FDA’s application of the AIP to DPC does not restrict DPC from introducing new tests outside of the United States. However, the Company’s inability to introduce new tests in the United States during the pendency of the AIP may have a negative impact on its future sales and profits.

In late July 2004, the Company was served with a subpoena requiring it to produce to the Federal grand jury for the Central District of California, documents relating to trading in the Company’s securities and the exercise of options by officers, directors and employees of the Company between December 30, 2003 and April 1, 2004. The subpoena also seeks all documents relating to the FDA’s review of the Company’s diagnostic test to detect Chagas and any audits or reviews by the FDA between 2000 and the present relating to the Company’s products. Finally, the subpoena seeks the personnel file of a former Company employee. The Company is cooperating with the United States Attorney and the SEC regarding these matters. An independent committee of the Board of Directors has conducted an investigation of the trading issues and has presented its findings and conclusions to the United States Attorney and the SEC. Although it is in the early stages of the process, management believes the ultimate resolution of this matter will not have a material financial impact on the Company.

The Company’s Brazilian subsidiary is a participant along with various other companies in a number of lawsuits against the Brazilian Government claiming unlawful taxation. Historically the companies involved in these suits have had limited success in having these taxes over-turned. The Company has also purchased unused tax credits for approximately $1.0 million from an unrelated Company. However, due to uncertainty related to the Company’s ability to use these credits against its tax liabilities, it has fully reserved against the cost of these credits. These court cases typically take many years to be decided and the Company estimates what its most likely loss outcome will be based on the merits of the individual cases and advice of outside counsel. As of March 31, 2005, the Company has accrued for the amounts it believes it will have to pay. In the suit that involves the majority of the disputed taxes, in this case sales taxes, if the courts were to rule against the Company in all actions, it would create an additional liability of approximately $1.0 million. In March of 2005, the Company’s Brazilian subsidiary was informed by the Brazilian Government that it believed the Company owed additional tariffs due to a change the Company made to its product classification. The Company believes that it will prevail in this case. However, if the courts were to rule against it, it would create an additional liability of approximately $500,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for the historical information contained herein, this report and the following discussion in particular contain forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” and similar expressions) that are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include:

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

Along with the breadth of menu, major competitive factors for the IMMULITE instruments include time-to-results (how quickly the instrument performs the test), ease of use, and overall cost effectiveness. Because of these competitive factors and the rapid technological developments that characterize the industry, the Company devotes approximately 10% of its annual revenues to research and development activities, all of which are expensed as incurred.

The Company’s products are sold throughout the world directly and through affiliated and independent distributors. Historically, foreign sales (including U.S. export sales, sales to unconsolidated affiliates and independent distributors, and sales of consolidated subsidiaries) have accounted for more than 70% of revenues, although, since 1998, domestic sales growth has outpaced foreign sales growth.

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

Many instruments are placed by other than by outright sale or sales-type leases. The Company enters into various types of operating lease arrangements with customers that generally provide for terms of three to five years and periodic rental payments. Revenue on these types of leases is recognized on a pro rata basis over the term of the lease. When an instrument is placed on a reagent rental basis, the customer agrees to pay a mark-up on reagents, but is not charged for the instrument. The Company also places instruments at no charge to the customer (“soft placement”) subject to the customer’s agreement to purchase a minimum amount of reagents. In reagent rentals and soft placements, the only revenue recognized is based on reagent shipments. Under operating lease, rental, and soft placements, DPC continues to own the instrument that is placed with the customer. These instruments are generally amortized on a straight-line basis over five years and maintenance costs are expensed as incurred. The Company also enters into service contracts with customers and recognizes service revenue over the related contract life (related costs are expensed as incurred).

Two important indicators used by management to evaluate financial performance are instrument shipments and reagent utilization. The number of IMMULITE instruments that the Company reports as being shipped in any period is net of instruments that come back to the Company, such as returns at the end of a lease or rental or trade-ins on the purchase of a new model. Historically, the Company has rarely experienced sales returns. The Company refurbishes and seeks to place instruments that come back to the Company at reduced prices. Because of the different methods in which instruments are placed, total instrument sales vary from period to period based on the relative mix of placement methods, and such sales do not necessarily have a direct correlation to the number of instruments shipped during the period.

An important measure of the penetration of IMMULITE reagent sales is the average amount of reagent sales per instrument shipped. It takes a number of weeks or months after an instrument is shipped for it to become fully functional with regard to reagent utilization because of the time it takes for a customer to become familiar with the operation of the instrument and all of the tests a customer can run on the instrument. The Company calculates average reagent utilization for a fiscal period by dividing IMMULITE reagent sales for the period by the total number of instruments shipped as of the end of the previous fiscal period.

Results of Operations

SUMMARY FINANCIAL DATA

(Amounts in thousands, except for share data)	Q1 2005	% change	Q1 2004
Sales	$112,911	6.4%	$106,083
Gross Profit	66,173		60,061
% of sales	58.6%		56.6%
Operating Expenses:
Selling	20,611		18,727
Research and Development	12,266		11,424
General and Administrative	12,556		9,665
Equity in Income of Affiliates	(2,553)		(2,130)

Total Operating Expenses, net	42,880	13.8%	37,686
% of sales	38.0%		35.5%

Operating Income	23,293	4.1%	22,375
% of sales	20.6%		21.1%
Interest/Other (Expense) Income, net	174		(369)

Income Before Income Taxes and Minority interest	23,467		22,006
Provision for Income Taxes	6,993		6,602
Income Tax Rate	29.8%		30.0%
Minority Interest	340		(53)

Net Income	$16,134	4.4%	$15,457

Earnings per share:
Basic	$0.55		$0.53
Diluted	$0.54		$0.52

Sales

The Company’s sales increased 6.4% in the first quarter of 2005 to $112.9 million compared to sales of $106.1 million in the first quarter of 2004. Sales of all IMMULITE products, instruments, service, and reagents in the first quarter of 2005 was $103.4 million, a 7.5% increase over 2004. In the first quarter of 2005, IMMULITE products represented 92% of sales versus 91% in 2004. Various categories of IMMULITE product line sales in the first quarter of 2005 and 2004 are shown in the following chart:

Immulite Product Line Sales
(Amounts in thousands)	2005	% Change	2004
Immulite 2000/2500
Reagents	$63,865	16.2%	$54,977
Instruments and Service	7,944	-20.6%	10,009

Total	71,809	10.5%	64,986
Immulite 1000
Reagents	26,985	-0.5%	27,107
Instruments and Service	4,651	11.5%	4,173

Total	31,636	1.1%	31,280

Immulite Product Line Sales	$103,445	7.5%	$96,266

The Company shipped a total of 209 IMMULITE systems during the first quarter of 2005, including 139 IMMULITE 2000/2500 systems and 70 IMMULITE 1000 systems. The total base of IMMULITE systems shipped grew to 10,219, including 3,797 IMMULITE 2000 and 2500 systems. In the first quarter of 2004 the Company shipped a total of 209 IMMULITE systems, including 158 IMMULITE 2000 systems.

Although the number of IMMULITE 1000’s shipped increased, the IMMULITE 1000 and its predecessor system, the IMMULITE, have been available in the market over ten years and the number of IMMULITE 1000’s shipped could go down in the future. The Company also ships IMMULITE systems that have been returned by customers and refurbished by the Company. These refurbished systems are not included in the Company’s count of units shipped.

In the fourth quarter of 2003, the Company reduced the price of the IMMULITE 2000 in anticipation of the release of the IMMULITE 2500, which occurred in June of 2004. The IMMULITE 2000/2500 has a longer sales process than the IMMULITE 1000 due to its higher sales price, and the IMMULITE 2000/2500 experiences a longer time delay between instrument placement and the ramp-up of reagent sales. The 2500 is targeted primarily at the hospital market because it is able to more rapidly report certain test results, such as tests used in emergency rooms to aid in the diagnosis of certain cardiac conditions. For this reason, although the 2500 has a higher price than the 2000, the 2500 may erode sales of the 2000. However the two instruments are otherwise very similar and the Company continues to market the 2000 to a significant group of customers for which the faster test results are not critical, such as large reference laboratories. The Company has 67 tests available for use on the IMMULITE 2500, compared to 86 on the IMMULITE 2000. Not all of these tests have been approved by the FDA for use in the United States. The Company’s ability to add FDA-approved tests to the IMMULITE 2000/2500 menu will depend on the resolution of the FDA inquiry discussed below. The Company is, however, able to market new tests abroad without FDA approval and expects to introduce new tests for the IMMULITE 2500 or the IMMULITE 2000, such as Pro-BNP, Vitamin B-12 and Folic Acid later this year.

The decrease in IMMULITE 2000/2500 instrument and service revenue in the first quarter of 2005 as compared to 2004 is due to a lower number of instruments being shipped, partially offset by an increase in revenue from service and parts. The most significant reduction in instruments sold was in Italy and Turkey, which decreased by 30 instruments compared to 2004. It is expected that shipments to these entities will increase in future quarters. Included in IMMULITE 2000/2500 equipment sales is revenue relating to the Company’s sample management system (SMS), a sample-handling device that can be attached to the IMMULITE 2000/2500. The increase in IMMULITE 1000 instrument and service revenue was due to higher shipments of instruments and an increase in service revenue.

For the first quarter of 2005, IMMULITE 2000/2500 reagent utilization per instrument was $17,459 and IMMULITE reagent utilization per instrument was $4,248 as compared to the first quarter of 2004, when they were $18,674 and $4,452, respectively. The decrease in utilization on the IMMULITE 2000/2500 is in part a result of no significant new test introductions over the past year. The Company plans to introduce a number of tests internationally and, if removed from AIP, in the United States in the next few quarters. A drop in average utilization per instrument on the IMMULITE is expected to continue as high volume IMMULITE installations are replaced with IMMULITE 2000’s and 2500’s and incremental IMMULITE placements go into lower volume environments.

Sales of the Company’s mature RIA products declined approximately 13% in the first quarter of 2005, representing 5% of sales, compared to 6% of sales in the first quarter of 2004. This trend is expected to continue. Sales of other DPC products declined to $1.3 million in the first quarter of 2005 from $1.8 million in the first quarter of 2004. The primary reason for this was a decline in the Company’s micro-plate allergy product. The Company ceased manufacturing this product line at the end of 2003 because of the availability of allergy testing on the IMMULITE 2000. Sales of non-DPC products, primarily through its consolidated international affiliates, increased 62% in the first quarter of 2005 to $2.6 million and remained 2% of sales with the introduction of new products such as a clinical chemistry system developed by Kone that is sold in certain international markets.

In the first quarter of 2005, sales to domestic customers grew by 10% to 29% of total sales. The increase in domestic sales was due to increased penetration into most customer segments. Foreign sales (including U.S. export sales, sales to non-consolidated foreign subsidiaries, and sales of consolidated subsidiaries) as a percentage of total sales were approximately 71% in the first quarter of 2005. Europe, the Company’s principal foreign market, represented 45% of sales in the first quarter of 2005 and 49% of sales in 2004. Sales in the Company’s German subsidiary (DPC Biermann), which includes the Czech Republic and Poland, increased 11% in part as a result of the strength of the Euro. Sales in the Brazil region, which includes certain other Central and South American countries, accounted for approximately 10% of total sales in the first quarter of

2005, an increase of 44% over the first quarter of 2004, of which approximately 14% came from the strengthening of the Brazilian Real relative to the U.S. dollar. In the past few years, the Real has been very volatile relative to the dollar.

Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of translation of financial statements of consolidated affiliates is that of lower sales and net income. In periods where the dollar is weakening, the impact is the reverse. Based on comparative exchange rates in the first quarter of 2005 and 2004, the dollar weakened relative to the Euro and the Brazilian Real. The effect of the changes of exchange rates on sales was a positive 3%. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset any negative effect when the U.S. dollar is strong.

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

The Company’s discussions with both the SEC and the DOJ are at advanced stages and include proposals that the Company pay an aggregate of approximately $4.8 million to those agencies, consisting of $2.0 million in fines and approximately $2.8 million in disgorgement of profits and related interest charges. The proposals being discussed also include changes to the Company’s compliance programs, independent monitoring of and reporting on those programs for up to 36 months, entry of a cease and desist order and a plea by the Company’s Chinese subsidiary. Any settlement recommended by the staff of the SEC would be subject to approval by the Commission and any plea agreement would be subject to court approval. In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. In the third quarter of 2004, the Company accrued an additional $1.0 million based on its revised estimates of costs that will be paid to the U.S. Government to resolve the matter. In the fourth quarter of 2004, the Company accrued an additional $2.4 million, including $750,000 in interest, based on the proposed settlements with the SEC and the DOJ. As of March 31, 2005, $4.8 million remained in the accrual. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Legal expenses relating to this matter of approximately $147,000 and $33,000 have been incurred and charged to general and administrative expense during the quarters ended March 31, 2005 and 2004, respectively. It is anticipated that legal fees for issues related to China will decrease in 2005 relative to 2004. The termination of the improper payments in China has had and may continue to have a significant adverse effect on future operations in China because such termination could negatively influence a significant number of the Chinese subsidiary’s customers’ decisions as to whether to continue to do business with that subsidiary. For the quarter ended March 31, 2005, the Chinese subsidiary had sales of $1.3 million versus sales of $2.1 million in the first quarter 2004.

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

To address the AIP issues, the Company was audited by a third party, whose report has been submitted to the FDA. The Company also developed and implemented a corrective action plan that was submitted to the FDA. The FDA has accepted the Company’s corrective action plan and the Company is awaiting the FDA’s inspection to verify its corrective action plan. The Company believes that the AIP issues will be resolved with the FDA and hopes that to occur in the next few months. The FDA’s application of the AIP to DPC does not restrict DPC from introducing new tests outside of the United States. However, the Company’s inability to introduce new tests in the United States during the pendency of the AIP may have a negative impact on its future sales and profits.

In late July 2004, the Company was served with a subpoena requiring it to produce to the Federal grand jury for the Central District of California, documents relating to trading in the Company’s securities and the exercise of options by officers, directors and employees of the Company between December 30, 2003 and April 1, 2004. The subpoena also seeks all documents relating to the FDA’s review of the Company’s diagnostic test to detect Chagas and any audits or reviews by the FDA between 2000 and the present relating to the Company’s products. Finally, the subpoena seeks the personnel file of a former Company employee. The Company is cooperating with the United States Attorney and the SEC regarding these matters. An independent committee of the Board of Directors has conducted an investigation of the trading issues and has presented its findings and conclusions to the United States Attorney and the SEC. Although it is in the early stages of the process, management believes the ultimate resolution of this matter will not have a material financial impact on the Company.

The Company’s Brazilian subsidiary is a participant along with various other companies in a number of lawsuits against the Brazilian Government claiming unlawful taxation. Historically the companies involved in these suits have had limited success in having these taxes over-turned. The Company has also purchased unused tax credits for approximately $1.0 million from an unrelated Company. However, due to uncertainty related to the Company’s ability to use these credits against its tax liabilities, it has fully reserved against the cost of these credits. These court cases typically take many years to be decided and the Company estimates what its most likely loss outcome will be based on the merits of the individual cases and advice of outside counsel. As of March 31, 2005, the Company has accrued for the amounts it believes it will have to pay. In the suit that involves the majority of the disputed taxes, in this case sales taxes, if the courts were to rule against the Company in all actions, it would create an additional liability of approximately $1.0 million. In March of 2005, the Company’s Brazilian subsidiary was informed by the Brazilian Government that it believed the Company owed additional tariffs due to a change the Company made to its product classification. The Company believes that it will prevail in this case. However, if the courts were to rule against it, it would create an additional liability of approximately $500,000.

Cost of Sales

Gross margin increased to 58.6% in the first quarter of 2005 from 56.6% in the first quarter of 2004. This increase was due in part to an increase in reagent sales as a percent of total sales and an increase in the gross margin of instruments due to an increase in the price of instruments. This was partially offset by increased sales discounts on purchased reagents. All products manufactured in the United States are dollar-based. However, a large percentage of these products are sold to Company-owned international distributors, which sell the products in their local currencies. In periods of a weakening dollar, sales as measured in dollars increase, resulting in higher gross margins. A strengthening dollar generally results in lower gross margins at international distributors.

Operating Expenses and Other

Total operating expenses (selling, research and development, and general and administrative) as a percentage of sales increased to 38.0% in the first quarter of 2005 from 35.5% in the same period of 2004. Selling expense increased by $1.9 million to 18.3% of sales in the first quarter of 2005. Included in the increase is $830,000 in Germany in part related to an increase in sales commissions due to revenue increases in Poland and increases in compensation related expenses in Germany, $500,000 in Brazil related to the significant revenue growth in that region and $400,000 in the United States related to increases in compensation related expenses. The weakness of the U.S. Dollar relative to the Euro and the Real and an increase in marketing programs also contributed to the increase. Although research and development expense increased by about $850,000 reflecting the Company’s continuing commitment to its research efforts, it increased only slightly to 10.9% of sales from 10.8% in 2004. General and administrative expense increased by $2.9 million to 11.1% of sales in the first quarter of 2005 compared to 9.1% in 2004. A portion of this increase was related to an increase in headcount and the weakness of the United States Dollar relative to the Euro and the Real. Some of the other increases relative to the first quarter of 2004 were $225,000 in Sarbanes Oxley Section 404 audit expenses, $235,000 in moving expenses related to the Company’s new headquarters and $170,000 in Tsunami relief matching contributions. Also included in general and administrative expenses was $147,000 in the first quarter of 2005 and $33,000 in the first quarter of 2004 related to the Company’s internal investigation of certain payments by its Chinese subsidiary. The review of this matter is ongoing. See Note 11 of Notes to the Consolidated Financial Statements.

Equity in income of affiliates represents the Company’s share of earnings in non-consolidated affiliates, principally the 45%-owned Italian distributor. The amount increased to $2.6 million in 2005 from $2.1 million in 2004.

Interest/other (expense) income-net includes interest income, interest expense, and foreign exchange transaction losses and gains. The net amount of income was $174,000 in the first quarter of 2005 versus expense of $369,000 in 2004. This difference was driven in part by a $104,000 increase in foreign currency transaction losses to a loss of $310,000, offset of a $647,000 change in interest and other expense to income of $483,000 in 2005, which was due to both an increase of $209,000 in investment income and a decrease of $438,000 in other expense.

Income Taxes and Minority Interest

The Company’s effective tax rate includes federal, state, and foreign taxes. The Company’s tax rate decreased to 29.8% in the first quarter of 2005 from 30.0% in the first quarter of 2004. Minority interest represents the 44% interest in the Company’s Brazilian subsidiary held by a third party. Increases or decrease in this amount reflect increases and decreases in the profitability of the Brazilian distributor.

Net Income

Net income increased 4% to $16.1 million in the first quarter of 2005 or $.54 per diluted share from $15.5 million or $.52 per diluted share in the first quarter of 2004.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Goodwill and Intangible Assets

     Goodwill results primarily from the Company’s purchase of certain of its foreign distributors. Goodwill is tested for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit, including an amount for “implied” goodwill. If implied goodwill is less than the net carrying amount of goodwill, then the difference becomes the amount of the impairment that must be recorded in that year. The 2004 annual review did not result in any goodwill impairment for the Company. Intangible assets consist of purchased technology licenses. The technology licenses are amortized using the straight-line method over the shorter of their estimated useful life or the expiration of the license. The technology license had an average amortization period of 13 years.

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

     Revenue Recognition

     The Company’s revenue recognition policies are included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” Changes in the underlying terms of the Company’s various revenue arrangements could result in changes in the revenue recognition policies. Additionally, changes in the Company’s sales returns experience could result in the need for a sales return allowance.

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

Liquidity and Capital Resources

The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At March 31, 2005 and December 31, 2004, the Company had cash and cash equivalents of $81.1 million and $80.4 million, respectively. Net cash flows from operating activities was $12.8 million in the first quarter of 2005, consisting of $28.1 million provided by net income ($16.1 million) adjusted for depreciation and amortization ($12.1 million), less other non-cash items ($0.1 million) included in net income, less $15.3 million used in changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities were a $9.4 million increase in inventories, which includes $7.4 million in placed instruments, a $4.0 million increase in accounts receivable and a $9.2 million reduction in accrued liabilities of which $6.1 million related to the funding of the Company’s 401(K) plan. Net cash flows from operating activities was $7.8 million in the first quarter of 2004, consisting of $22.0 million provided by net income ($15.5 million) adjusted for depreciation and amortization ($7.8 million) less other non-cash items ($1.3 million) included in net income, less $14.0 million used in changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities were a $2.4 million increase in inventories, which includes $3.0 million in placed instruments, a $8.9 million increase in accounts receivable related to an increase in sales, a $3.8 million increase in prepaid expenses and other assets and a $1.9 million reduction in accrued liabilities.

Cash flows for investing activities consist primarily of additions to property, plant and equipment. Additions to property, plant and equipment in both the first quarter of 2005 and 2004 were $9.7 million. In 2005 the additions were in part related to the expansion of the Company’s manufacturing facility in New Jersey, and increases in equipment in Los Angeles. In 2004 the additions were in part related to the fit-out of the new Los Angeles corporate headquarters and the construction of a new building in Wales, both of which were completed by the end of 2004. It is anticipated that the Company’s New Jersey expansion will be completed in the third quarter of 2005 at a cost of $9.0 million, of which approximately $4.2 million had been spent as of the end of the first quarter. The Company decreased borrowings by $1.2 million in the first quarter of 2005 and by $2.3 million in the first quarter of 2004. The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.”

The Company has a $20 million unsecured line of credit with Wells Fargo Bank. No borrowings were outstanding at March 31, 2005 or December 31, 2004 under the line of credit. The line of credit matures July 2005, at which time the Company expects to enter into a similar borrowing agreement. The Company had notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in the local currency, some of which are guaranteed by the U.S. parent Company) of $11.0 million at March 31, 2005 compared to $13.0 million at December 31, 2004. The Company paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, from 1995 until the fourth quarter of 2004. In the forth quarter of 2004, the Company increased its quarterly cash dividend to $.07 per share.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (FASB 123R), “Shared Based Payment.” This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. The Company is required to adopt the provisions of FASB 123R effective as of January 1, 2006. The Company is currently evaluating the financial impact, including the available alternatives of adoption.

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FASB staff believes that the lack of clarification of certain provisions of the Act and the timing of its enactment necessitate a practical exemption to the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. Whether DPC will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional guidance before making a decision. The Company expects to complete its evaluation no later than September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes during the quarter ended March 31, 2005, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Reporting

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting, except that the Company has implemented a new general ledger system in its manufacturing facility in New Jersey. This general ledger system is used in the Company’s other primary manufacturing facilities. The internal controls over financial reporting included in this application were tested for effectiveness prior to its implementation.

PART II. OTHER INFORMATION

Item 5. Other Information

     In April 2005, the Company exercised an option to extend a lease for a portion of its Los Angeles offices with a partnership comprised of Michael Ziering, Ira Ziering and Marilyn Ziering, directors and/or executive officers of the Company, and other family members who are shareholders of the Company. The option extends the term of the lease for two years from January 1, 2005 through December 31, 2006 at an annual rent of $1,086,744. The Company’s independent directors unanimously approved the exercise of the option after considering two independent appraisals.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.1 Standard Industrial Lease Option Exercise dated as of January 1, 2005, between
Diagnostic Products Corporation and 5700 W. 96th Street, a general partnership.

31.1 Certificate of Chief Executive Officer

31.2 Certificate of Chief Financial Officer

32.1 Section 906 Officers’ Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering	Chief Executive Officer and	May 10, 2005
Chairman of the Board
Michael Ziering	(Principal Executive Officer)
Director

/s/ James L. Brill	Vice President-Finance	May 10, 2005
(Principal Financial and
James L. Brill	Accounting Officer)

EXHIBIT INDEX

10.1 Standard Industrial Lease Option Exercise dated as of January 1, 2005, between
Diagnostic Products Corporation and 5700 W. 96th Street, a general partnership.

31.1 Certificate of Chief Executive Officer

31.2 Certificate of Chief Financial Officer

32.1 Section 906 Officers’ Certification