Form 10-Q
period 2005-06-30
DIAGNOSTIC PRODUCTS CORP
filed 2005-08-09
CIK 702259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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
YES ☑ NO ☐
The number of shares of Common Stock, no par value, outstanding as of August 1, 2005, was 29,351,546.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands, Except Per Share Data)	2005	2004	2005	2004
SALES:
Non-Affiliated Customers	$119,776	$102,749	$226,839	$199,723
Unconsolidated Affiliates	5,683	7,719	11,531	16,828

Total Sales	125,459	110,468	238,370	216,551

COST OF SALES	52,185	44,816	98,923	90,838

Gross Profit	73,274	65,652	139,447	125,713

OPERATING EXPENSES:
Selling	21,081	19,382	41,692	38,109
Research and Development	12,852	11,025	25,118	22,449
General and Administrative	13,587	11,058	26,143	20,723
Equity in Income of Affiliates	(3,582)	(2,700)	(6,135)	(4,830)

OPERATING EXPENSES-NET	43,938	38,765	86,818	76,451

OPERATING INCOME	29,336	26,887	52,629	49,262

Interest/Other Income (Expense)-Net	1,012	(184)	1,186	(553)

INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST	30,348	26,703	53,815	48,709
PROVISION FOR INCOME TAXES	8,668	8,011	15,661	14,613
MINORITY INTEREST	797	73	1,137	20

NET INCOME	$20,883	$18,619	$37,017	$34,076

EARNINGS PER SHARE:
BASIC	$0.71	$0.64	$1.26	$1.17
DILUTED	$0.69	$0.62	$1.23	$1.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	29,316	29,059	29,295	29,014
DILUTED	30,079	29,866	30,092	29,894

DIVIDENDS DECLARED PER SHARE	$0.07	$0.06	$0.14	$0.12
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in Thousands, Except Share Data)	June 30,	December 31,
	2005	2004
Assets
CURRENT ASSETS:
Cash and cash equivalents	$78,157	$80,425
Accounts receivable (including receivables from unconsolidated affiliates of $7,074 and $6,190, respectively) — net of allowance for doubtful accounts of $3,687 and $3,667, respectively	108,699	100,094
Inventories	94,504	93,228
Prepaid expenses and other current assets	7,804	5,297
Deferred income taxes	4,008	4,030

Total current assets	293,172	283,074
PROPERTY, PLANT, AND EQUIPMENT — net	150,434	144,772
INSTRUMENTS — net	77,023	82,730
INVESTMENTS IN AFFILIATED COMPANIES	38,437	39,227
OTHER ASSETS — net	12,310	11,937
GOODWILL	13,387	13,441

TOTAL ASSETS	$584,763	$575,181

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$3,289	$4,145
Accounts payable	23,058	18,391
Accrued liabilities	34,199	45,644
Income taxes payable	5,046	3,872

Total current liabilities	65,592	72,052
LONG-TERM LIABILITIES	7,439	8,846
DEFERRED INCOME TAXES	6,193	5,841
MINORITY INTEREST	4,900	4,210
SHAREHOLDERS’ EQUITY:
Common Stock—no par value, authorized 60,000,000 shares at June 30, 2005 and December 31, 2004; outstanding 29,328,746 shares and 29,230,196 shares, respectively	76,597	73,881
Retained earnings	423,512	390,597
Unrealized gains (losses) on foreign exchange contracts	212	(500)
Cumulative foreign currency translation adjustment	318	20,254

Total shareholders’ equity	500,639	484,232

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$584,763	$575,181

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(Amounts in Thousands)	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,017	$34,076
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23,771	19,274
Provision for doubtful accounts	401	284
Minority interest	1,137	20
Equity in undistributed income of unconsolidated affiliates — net of distributions	(3,411)	(3,244)
Deferred income taxes	597	(849)
Income tax benefit received upon exercise of stock options	751	—
Changes in operating assets and liabilities:
Accounts receivable	(13,856)	(12,563)
Inventories	(17,747)	(20,554)
Prepaid expenses and other assets	(2,679)	2,349
Accounts payable	7,283	4,460
Accrued liabilities	(10,610)	(359)
Income taxes payable	1,635	4,560

Net cash flows from operating activities	24,289	27,454

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Investment in affiliated companies	—	(219)
Additions to property, plant, and equipment	(16,906)	(28,265)

Net cash flows used for investing activities	(16,906)	(28,484)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under notes payable	459	7,513
Repayments of notes payable	(2,155)	(11,496)
Proceeds from exercise of stock options	1,965	3,386
Cash dividends paid	(4,102)	(3,479)
Cash dividends paid to shareholders of minority interest	(447)	—

Net cash flows used for financing activities	(4,280)	(4,076)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,371)	507

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,268)	(4,599)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,425	69,843

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,157	$65,244

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash transactions — instrument placements transferred from inventories	$13,995	$14,169

Cash paid during the period for income taxes	$12,476	$11,378

Cash paid during the period for interest, net of capitalized interest	$585	$802

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Basis of Presentation
The information for the three and six-month periods ended June 30, 2005 and 2004 for Diagnostic Products Corporation (“DPC” or the “Company”) has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair presentation of the results for such periods.
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
The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
Certain reclassifications have been made to the 2004 periods to conform to the 2005 presentation.
Note 2 — Pro Forma Stock-Based Compensation
Stock options issued by the Company are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company follows the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
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

(Amounts in Thousands, Except Per Share Data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income:
As Reported	$20,883	$18,619	$37,017	$34,076
Pro Forma expense	(801)	(680)	(1,583)	(1,353)

Pro Forma	$20,082	$17,939	$35,434	$32,723

Net Earnings Per Share
Basic:
As Reported	$0.71	$0.64	$1.26	$1.17
Pro Forma Adjustment	(0.03)	(0.02)	(0.05)	(0.04)

Pro Forma	$0.68	$0.62	$1.21	$1.13

Diluted:
As Reported	$0.69	$0.62	$1.23	$1.14
Pro Forma Adjustment	(0.02)	(0.02)	(0.05)	(0.05)

Pro Forma	$0.67	$0.60	$1.18	$1.09

Note 3 — Inventories
Inventories by major categories are summarized as follows:

(Amounts in Thousands)	June 30,	December 31,
	2005	2004
Raw materials	$41,337	$43,899
Work in process	32,817	32,767
Finished goods	20,350	16,562

Total	$94,504	$93,228

Note 4 — Property, Plant & Equipment
Property, plant and equipment consist of the following:

(Amounts in Thousands)	June 30,	December 31,	Estimated
	2005	2004	Useful Lives
Land and buildings	$109,493	$114,552	20-50 Years
Machinery and equipment	111,697	104,245	3-5 Years
Leasehold improvements	10,188	9,578	3-9 Years
Construction in progress	10,240	3,714

Total	241,618	232,089
Accumulated depreciation and amortization	(91,184)	(87,317)

Property, plant and equipment — net	$150,434	$144,772

Construction in progress at June 30, 2005 and December 31, 2004 primarily represents the construction and fit out of an expansion of the Company’s manufacturing facility in New Jersey and equipment in the process of being installed for use in operations. Capitalized interest costs were $77,000 and $334,000 in the three months ended June 30, 2005 and 2004, respectively, and $124,000 and $602,000 in the six months ended June 30, 2005 and 2004, respectively.
Note 5 — Instruments
Instruments consist of the following:

(Amounts in Thousands)	June 30,	December 31,
	2005	2004
Placements and operating leases	$225,846	$227,434
Less accumulated amortization	(154,278)	(150,956)

Net	71,568	76,478

Sales-type leases	6,686	7,234
Less current portion	(1,231)	(982)

Net	5,455	6,252

Total	$77,023	$82,730

Note 6 — Other Assets
Other assets consist of the following:

(Amounts in Thousands)	June 30,	December 31,
	2005	2004
Long-term accounts receivable	$5,365	$4,637
Purchased technology licenses	8,112	8,017
Less accumulated amortization of purchased technology licenses	(1,167)	(717)

Total	$12,310	$11,937

Amortization expense was $226,000 and $53,000 for the three months ended June 30, 2005 and 2004, respectively, and $450,000 and $123,000 for the six months ended June 30, 2005 and 2004, respectively. Amortization expense for each of the next five fiscal years is estimated to be $700,000 and will be amortized using the straight-line method over the shorter of the estimated useful life or the period up through the expiration of the underlying license. The technology licenses have an average amortization period of 13 years.
Note 7 — Comprehensive Income
Comprehensive income is summarized as follows:

(Amounts in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$20,883	$18,619	$37,017	$34,076
Foreign currency translation adjustment	(12,593)	(2,352)	(19,936)	(2,990)
Unrealized gain on foreign exchange contracts, net of tax impact	161	328	712	1,964

Comprehensive income	$8,451	$16,595	$17,793	$33,050

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
Note 8 — Earnings Per Share
Net income as presented in the consolidated income statement is used as the numerator in the earnings per share calculation for both the basic and diluted computations. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the income statements presented herein:

(Shares in Thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic shares	29,316	29,059	29,295	29,014
Assumed exercise of stock options	763	807	797	880

Diluted shares	30,079	29,866	30,092	29,894

Stock options outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the Company’s common stock were as follows:

(Shares in Thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Antidilutive shares	98	186	76	156
Note 9 — Segment and Product Line Information
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

(Amounts in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales:
IMMULITE (includes all models and service)	$115,278	$100,814	$218,723	$197,080
Radioimmunoassay (“RIA”)	5,443	6,075	11,034	12,480
Other (includes DPC and non-DPC manufactured products)	4,738	3,579	8,613	6,991

	$125,459	$110,468	$238,370	$216,551

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

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total
(Amounts in Thousands)
Three Months Ended June 30, 2005
Sales	$80,110	$23,222	$16,681	$13,920	$26,355	$(34,829)	$125,459
Net income	9,303	6,121	913	1,812	3,466	(732)	20,883

Three Months ended June 30, 2004
Sales	$72,517	$23,437	$14,329	$9,669	$25,109	$(34,593)	$110,468
Net income	9,418	5,792	563	167	2,675	4	18,619

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total
(Amounts in Thousands)
Six Months Ended June 30, 2005
Sales	$151,330	$44,660	$32,840	$25,192	$52,052	$(67,704)	$238,370
Net income	16,625	10,776	1,638	2,585	6,405	(1,012)	37,017

Six Months Ended June 30, 2004
Sales	$137,689	$44,048	$28,880	$17,521	$50,122	$(61,709)	$216,551
Net income	16,719	10,540	1,243	46	5,418	110	34,076

*DPC Biermann includes the Company’s operations in Germany, Czech Republic, Poland, Slovenia, Slovakia and Croatia. DPC Medlab includes the Company’s operations in Brazil, Costa Rica, Venezuela, Uruguay, Bolivia, Honduras, Guatemala and Panama. Germany and Brazil account for the most significant portion of sales and net income for their respective groups.
Note 10 — New Accounting Pronouncements
In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of EITF 05-6 will have a significant effect on its financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Shared Based Payment.” This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. The Company is required to adopt the provisions of SFAS 123R effective as of January 1, 2006. The Company is currently evaluating the financial impact, including the available alternatives of adoption.
In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FASB staff believes that the lack of clarification of certain provisions of the Act and the timing of its enactment necessitate a practical exemption to the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. Whether the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional guidance before making a decision. The Company expects to complete its evaluation no later than September 30, 2005.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a significant effect on its financial position and results of operations
Note 11 — Commitments and Contingent Liabilities
In the fourth quarter of fiscal year 2002, the Company discovered internally that certain senior managers and other employees of its Chinese subsidiary had made certain improper payments that may have violated foreign and U.S. laws. In addition, the deduction of these payments and benefits by the subsidiary on its tax returns may have been improper under the Chinese tax law, resulting in underpayments of Chinese taxes. An independent investigation by the Company’s audit committee concluded that no current members of the Company’s senior management knew of or were involved in the provision of the payments and benefits. The Company has made changes in the management of the Chinese subsidiary, including replacement of the senior managers involved, and has implemented procedures and controls to address these issues and to promote compliance with applicable laws. The Company voluntarily disclosed these payment issues to the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) in the first quarter of 2003 and cooperated fully with these agencies in their investigations.
In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. In the third quarter of 2004, the Company accrued an additional $1.0 million based on its revised estimates of costs that would be paid to the U.S. Government to resolve the matter. In the fourth quarter of 2004, the Company accrued an additional $2.4 million, including $750,000 in interest. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Legal expenses relating to this matter of approximately $190,000 and $373,000 have been incurred and charged to general and administrative expense during the three and six-month periods ended June 30, 2005 as compared to $700,000 and $733,000 in the comparable periods in 2004.
The Company has resolved these issues with both the SEC and the DOJ. In the second quarter of 2005, the Company paid an aggregate of approximately $4.8 million to those agencies, consisting of $2.0 million in fines and approximately $2.8 million in disgorgement of profits and related interest charges. The Company’s Chinese subsidiary pled guilty to violations of the United States Foreign Corrupt Practices Act (“FCPA”) and has agreed to take certain actions including engaging an independent monitor for its FCPA compliance activities in China. The SEC has issued a cease and desist order, and the Company has agreed to take certain actions including engaging an independent monitor for its FCPA compliance program. The termination of the improper payments in China has had and may continue to have a significant adverse effect on future operations in China because such termination could negatively influence a significant number of the Chinese subsidiary’s customers’ decisions as to whether to continue to do business with that subsidiary or result in actions by Chinese authorities. For the quarter ended June 30, 2005, the Chinese subsidiary had sales of $1.7 million versus sales of $2.2 million in the second quarter 2004.
In February 2004, the Company was informed by the U.S. Food and Drug Administration (“FDA”) that, based on inspectional findings that included data integrity and procedural issues related solely to the Company’s application for the IMMULITE Chagas test, the Company was subject to the FDA’s Application Integrity Policy (“AIP”). The FDA suspended its review of all applications submitted by the Company and will not review any future applications until the FDA determines that the Company has resolved these issues, although studies to support future applications can be conducted while on AIP.
To address the AIP issues, the Company was audited by a third party, whose report was submitted to the FDA. The Company also developed and implemented a corrective action plan that was submitted to the FDA. The FDA has accepted the Company’s corrective action plan and inspected the Company to verify the implementation of its corrective action plan. The Company believes that it has taken all action required to resolve the AIP issues with the FDA and hopes to receive notification that it has been removed from the AIP soon. The FDA’s application of the AIP to DPC does not restrict DPC from introducing new tests outside of the United States. However, the Company’s inability to introduce new tests in the United States during the pendency of the AIP may have a negative impact on its future sales and profits.
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
The Company’s Brazilian subsidiary is a participant along with various other companies in a number of lawsuits against the Brazilian Government claiming unlawful taxation. Historically the companies involved in these suits have had limited success in having these taxes over-turned. The Company has also purchased unused tax credits for approximately $1.0 million from an unrelated company. However, due to uncertainty related to the Company’s ability to use these credits against its tax liabilities, it has fully reserved against the cost of these credits. These court cases typically take many years to be decided and the Company estimates what its most likely loss outcome will be based on the merits of the individual cases and advice of outside counsel. As of June 30, 2005, the Company has accrued for the amounts it believes it will have to pay. In the suit that involves the majority of the disputed taxes, in this case sales taxes, if the courts were to rule against the Company in all actions, it would create an additional liability of approximately $1.0 million. In March of 2005, the Company’s Brazilian subsidiary was informed by the Brazilian Government that it believed the Company owed additional tariffs due to a change the Company made to its product classification. The Company believes that it will prevail in this case. However, if the courts were to rule against it, it would create an additional liability of approximately $500,000.

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
Along with the breadth of menu, major competitive factors for the IMMULITE instruments include time-to-first-result (how quickly the instrument performs the test), ease of use, and overall cost effectiveness. Because of these competitive factors and the rapid technological developments that characterize the industry, the Company devotes approximately 10% of its annual revenues to research and development activities, all of which are expensed as incurred.
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
Many instruments are placed by other than outright sale or sales-type leases. The Company enters into various types of operating lease arrangements with customers that generally provide for terms of three to five years and periodic rental payments. Revenue on these types of leases is recognized on a pro rata basis over the term of the lease. When an instrument is placed on a reagent rental basis, the customer agrees to pay a mark-up on reagents, but is not charged for the instrument. The Company also places instruments at no charge to the customer (“soft placement”) subject to the customer’s agreement to purchase a minimum amount of reagents. In reagent rentals and soft placements, the only revenue recognized is based on reagent shipments. Under operating lease, rental, and soft placements, DPC continues to own the instrument that is placed with the customer. These instruments are generally amortized on a straight-line basis over five years and maintenance costs are expensed as incurred. The Company also enters into service contracts with customers and recognizes service revenue over the related contract life (related costs are expensed as incurred).
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
Results of Operations

SUMMARY FINANCIAL DATA

(Amounts in Thousands, Except Per Share Data)	Three Months Ended			Six Months Ended
	2005	% change	2004	2005	% change	2004
Sales	$125,459	13.6%	$110,468	$238,370	10.1%	$216,551
Gross Profit	73,274		65,652	139,447		125,713
% of sales	58.4%		59.4%	58.5%		58.1%
Operating Expenses:
Selling	21,081		19,382	41,692		38,109
Research and Development	12,852		11,025	25,118		22,449
General and Administrative	13,587		11,058	26,143		20,723
Equity in Income of Affiliates	(3,582)		(2,700)	(6,135)		(4,830)

Total Operating Expenses	43,938	13.3%	38,765	86,818	13.6%	76,451
% of sales	35.0%		35.1%	36.4%		35.3%
Operating Income	29,336	9.1%	26,887	52,629	6.8%	49,262
% of sales	23.4%		24.3%	22.1%		22.7%
Interest/Other (Expense) Income-net	1,012		(184)	1,186		(553)

Income Before Income Taxes and Minority Interest	30,348		26,703	53,815		48,709
Provision for Income Taxes	8,668		8,011	15,661		14,613
Income Tax Rate	28.6%		30.0%	29.1%		30.0%
Minority Interest	797		73	1,137		20

Net Income	$20,883	12.2%	$18,619	$37,017	8.6%	$34,076

Earnings per share:
Basic	$0.71		$0.64	$1.26		$1.17
Diluted	$0.69		$0.62	$1.23		$1.14
Sales
The 14% sales increase in the second quarter of 2005 reflected continued demand for the IMMULITE product line. Sales of all IMMULITE products, instruments, service, and reagents in the second quarter of 2005 were $115.3 million, a 14% increase over 2004. In the second quarter of 2005, IMMULITE products represented 92% of sales versus 91% in 2004. In the first six months of 2005, sales of IMMULITE products increased 11% to $218.7 million from $197.1 million in the fist six months of 2004. In the first six months of 2005, IMMULITE products represented 92% of sales versus 91% in 2004. The various categories of IMMULITE product line sales in the second quarter and six months ended June 30, 2005 and 2004 are shown in the following chart:

IMMULITE Product Line Sales
(Amounts in Thousands)	Three Months Ended June 30,			Six Months Ended June 30,
IMMULITE 2000/2500	2005	% change	2004	2005	% change	2004

Reagents	$71,498	19.7%	$59,728	$135,363	18.0%	$114,705
Instruments and Service	11,295	27.7%	8,848	19,239	2.0%	18,858

Total	$82,793	20.7%	$68,576	$154,602	15.8%	$133,563

IMMULITE 1000 Reagents	$27,529	0.5%	$27,383	$54,514	0.0%	$54,490
Instruments and Service	4,956	2.1%	4,855	9,607	6.4%	9,027

Total	$32,485	0.8%	$32,238	$64,121	1.0%	$63,517

IMMULITE Product Line Sales	$115,278	14.3%	$100,814	$218,723	11.0%	$197,080

The Company shipped a total of 226 IMMULITE systems during the second quarter of 2005, including 158 IMMULITE 2000 and 2500 systems and 68 IMMULITE 1000 systems. The total base of IMMULITE systems shipped grew to 10,445, including 3,955 IMMULITE 2000 and 2500 systems. In the second quarter of 2004 the Company shipped a total of 246 IMMULITE systems, including 185 IMMULITE 2000 systems.
The reduction in the number of IMMULITE 2000s and 2500s shipped is in part a result of the Company’s Italian affiliate purchasing significantly fewer instruments due to its inventory levels. Sales to Italy were down by approximately $2 million in the second quarter of 2005 as compared to the second quarter of 2004. The Company also ships IMMULITE systems that have been returned by customers and refurbished by the Company. In the fourth quarter of 2003 the Company reduced the price of the IMMULITE 2000 in anticipation of the release of the IMMULITE 2500 which occurred in June of 2004. The IMMULITE 2000/2500 has a longer sales process than the IMMULITE 1000 due to its higher sales price, and the IMMULITE 2000/2500 experiences a longer time delay between instrument placement and the ramp-up of reagent sales. The IMMULITE 2500, which reduces the time it takes to get a result for certain tests, most importantly tests for the emergency room to aid in the diagnosis of cardiac conditions, sells at a higher price than the IMMULITE 2000, and sales of the 2500 may erode sales of the 2000. The Company has 79 tests available in the United States on the IMMULITE 2000 and 66 tests available for introduction in the United States on the IMMULITE 2500. The Company’s ability to add FDA approved tests to the IMMULITE 2500 menu will depend on the resolution of the FDA inquiry discussed below. The Company is, however, able to market new tests abroad without FDA approval and expects to introduce new tests for the IMMULITE 2500, such as enhanced Vitamin B12, enhanced Folic Acid and Pro-BNP in the third quarter of 2005.
The increase in IMMULITE and IMMULITE 2000 instrument and service revenue in the second quarter is primarily due to an increase in the number of IMMULITE 2000/2500 instruments that were sold outright. Included in IMMULITE 2000 equipment sales is revenue relating to the Company’s sample management system (SMS), a sample-handling device that can be attached to the IMMULITE 2000 or 2500.
For the second quarter of 2005, IMMULITE 2000 reagent utilization per instrument was $18,830 and IMMULITE reagent utilization per instrument was $4,287 as compared to the second quarter of 2004, when they were $19,255 and $4,460, respectively. The decrease in utilization on the IMMULITE 2000 is in part a result of the Company introducing almost no new tests in the last year. The Company anticipates introducing a number of new tests over the next two quarters. The decrease in average utilization per instrument on the IMMULITE is expected to continue as high volume IMMULITE installations are replaced with IMMULITE 2000’s and incremental IMMULITE placements go into lower volume environments.
Sales of the Company’s mature RIA product line declined approximately 10% in the second quarter of 2005, representing 4% of sales, compared to 6% of sales in the second quarter of 2004. This trend is expected to continue. Sales of other DPC products declined to $1.1 million in the second quarter of 2005 from $1.7 million in the second quarter of 2004. The primary reason for this was a decline in sales of the Company’s micro-plate allergy product line. The Company ceased manufacturing this product line at the end of 2003 because of the availability of allergy testing on the IMMULITE 2000. Sales of non-DPC products, primarily through its consolidated international affiliates, increased 96% in the second quarter of 2005 to $3.6 million. It increased to 3% of sales from 2% in the second quarter of 2004, as the Company began to distribute clinical chemistry analyzers outside of the United States.
In the second quarter of 2005, sales to domestic customers grew by 15%, and remained at 29% of total sales. The increase in domestic sales was due to increased penetration into most customer segments and strong instrument placements. Foreign sales (including U.S. export sales, sales to non-consolidated foreign subsidiaries, and sales of consolidated foreign subsidiaries) as a percentage of total sales were approximately 71% in the second quarter of 2005 and 2004. Europe, the Company’s principal foreign market, represented 41% of sales in the second quarter of 2005 and 44% of sales in 2004. Sales by the Company’s German subsidiary, which includes the Czech Republic and Poland, increased 16%. Sales in the Brazil region, which includes certain other Central and South American countries, accounted for approximately 11% of total sales in the second quarter of 2005, an increase of 44% over the second quarter of 2004, in great part due to the strength of the Brazilian real. Although the real relative to the U.S. dollar strengthened significantly in the second quarter and the first six months of 2005, in the past few years the real has been very volatile relative to the dollar.

In the first six months of 2005 sales to domestic customers grew by 12% and increased to 29% of sales from 28% in the first 6 months of 2004. Europe, the Company’s principal foreign market represented 43% of sales versus 47% in the first six months of 2004. Sales by the Company’s German subsidiary, which includes the Czech Republic and Poland, increased 14% in part as a result of the strength of the euro. Sales in the Brazil region accounted for approximately 11% of sales, an increase of 44% related in great part to the strength of the real.
Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of translation of financial statements of consolidated affiliates is that of lower sales and net income. In periods where the dollar is weakening, the impact is the reverse. Based on comparative exchange rates in the second quarter and the first six months of 2005 and 2004, the dollar weakened relative to the euro and the Brazilian real. The effect of the changes of exchange rates on sales was a positive 4% in the second quarter and 4% in the first six months of 2005. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset this negative effect when the U.S. dollar is strong.
In the fourth quarter of fiscal year 2002, the Company discovered internally that certain senior managers and other employees of its Chinese subsidiary had made certain improper payments that may have violated foreign and U.S. laws. In addition, the deduction of these payments and benefits by the subsidiary on its tax returns may have been improper under the Chinese tax law, resulting in underpayments of Chinese taxes. An independent investigation by the Company’s audit committee concluded that no current members of the Company’s senior management knew of or were involved in the provision of the payments and benefits. The Company has made changes in the management of the Chinese subsidiary, including replacement of the senior managers involved, and has implemented procedures and controls to address these issues and to promote compliance with applicable laws. The Company voluntarily disclosed these payment issues to the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) in the first quarter of 2003 and cooperated fully with these agencies in their investigations.
In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. In the third quarter of 2004, the Company accrued an additional $1.0 million based on its revised estimates of costs that would be paid to the U.S. Government to resolve the matter. In the fourth quarter of 2004, the Company accrued an additional $2.4 million, including $750,000 in interest. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Legal expenses relating to this matter of approximately $190,000 and $373,000 have been incurred and charged to general and administrative expense during the three and six-month periods ended June 30, 2005 as compared to $700,000 and $733,000 in the comparable periods in 2004.
The Company has resolved these issues with both the SEC and the DOJ. In the second quarter of 2005, the Company paid an aggregate of approximately $4.8 million to those agencies, consisting of $2.0 million in fines and approximately $2.8 million in disgorgement of profits and related interest charges. The Company’s Chinese subsidiary pled guilty to violations of the United States Foreign Corrupt Practices Act (“FCPA”) and has agreed to take certain actions including engaging an independent monitor for its FCPA compliance activities in China. The SEC has issued a cease and desist order, and the Company has agreed to take certain actions including engaging an independent monitor for its FCPA compliance program. The termination of the improper payments in China has had and may continue to have a significant adverse effect on future operations in China because such termination could negatively influence a significant number of the Chinese subsidiary’s customers’ decisions as to whether to continue to do business with that subsidiary or result in actions by Chinese authorities. For the quarter ended June 30, 2005, the Chinese subsidiary had sales of $1.7 million versus sales of $2.2 million in the second quarter 2004.
In February 2004, the Company was informed by the U.S. Food and Drug Administration (“FDA”) that, based on inspectional findings that included data integrity and procedural issues related solely to the Company’s application for the IMMULITE Chagas test, the Company was subject to the FDA’s Application Integrity Policy (“AIP”). The FDA suspended its review of all applications submitted by the Company and will not review any future applications until the FDA determines that the Company has resolved these issues, although studies to support future applications can be conducted while on AIP.
To address the AIP issues, the Company was audited by a third party, whose report was submitted to the FDA. The Company also developed and implemented a corrective action plan that was submitted to the FDA. The FDA has accepted the Company’s corrective action plan and inspected the Company to verify the implementation of its corrective action plan. The Company believes that it has taken all action required to resolve the AIP issues with the FDA and hopes to receive notification that it has been removed from AIP soon. The FDA’s application of the AIP to DPC does not restrict DPC from introducing new tests outside of the United States. However, the Company’s inability to introduce new tests in the United States during the pendency of the AIP may have a negative impact on its future sales and profits.
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
The Company’s Brazilian subsidiary is a participant along with various other companies in a number of lawsuits against the Brazilian Government claiming unlawful taxation. Historically the companies involved in these suits have had limited success in having these taxes over-turned. The Company has also purchased unused tax credits for approximately $1.0 million from an unrelated company. However, due to uncertainty related to the Company’s ability to use these credits against its tax liabilities, it has fully reserved against the cost of these credits. These court cases typically take many years to be decided and the Company estimates what its most likely loss outcome will be based on the merits of the individual cases and advice of outside counsel. As of June 30, 2005, the Company has accrued for the amounts it believes it will have to pay. In the suit that involves the majority of the disputed taxes, in this case sales taxes, if the courts were to rule against the Company in all actions, it would create an additional liability of approximately $1.0 million. In March of 2005, the Company’s Brazilian subsidiary was informed by the Brazilian Government that it believed the Company owed additional tariffs due to a change the Company made to its product classification. The Company believes that it will prevail in this case. However, if the courts were to rule against it, it would create an additional liability of approximately $500,000.
Cost of Sales
Gross margin decreased to 58.4% in the second quarter of 2005 from 59.4% in the second quarter of 2004. This decrease was due in part to a shift in the mix of revenues toward instruments, particularly the IMMULITE 2000 and third party products, a decrease in manufacturing margins in Los Angeles due to lower production volumes and the resultant under-absorbed costs and lower margins in New Jersey. Gross margin for the first six months of 2005 was 58.5% compared to 58.1% in the same period of 2004 due in part to a shift in the mix of revenues toward IMMULITE 2000 reagents and an increase in gross margins in New Jersey. All products manufactured in the United States are dollar-based. However, a large percentage of these products are sold to company-owned international distributors, which sell the products in their local currencies. In periods of a weakening dollar, sales as measured in dollars increase, resulting in higher gross margins. A strengthening dollar generally results in lower gross margins at international distributors.
Operating Expenses and Other
Selling expense in the second quarter of 2005 decreased to 16.8% of sales from 17.5% in the second quarter of 2004 in part due to a decrease in sales compensation as a percentage of sales as a result of lower relative sales growth.

General and administrative expense increased to 10.8% of sales in the second quarter of 2005 from 10.0% in the second quarter of 2004. Included in general and administrative expense for the second quarter and the first six months of 2005 is $1.5 million in legal and other transaction related fees, for which discussions are no longer active, and $190,000 and $373,000 in legal fees for the three and six month periods ended June 30, 2005, respectively, related to the Company’s internal investigation of its Chinese subsidiary as compared to $700,000 and $733,000 in the comparable periods of last year. The review of issues relating to the Company’s internal investigation is complete and legal expenses related to it should be minimal in the future. See Note 11 of Notes to the Consolidated Financial Statements.
Equity in income of affiliates represents the Company’s share of earnings in non-consolidated affiliates, principally the 45%-owned Italian distributor’s results. The amount increased to $3.6 million in the second quarter of 2005 from $2.7 million in 2004. Included in the quarter was a tax benefit from a tax law change in Italy of $980,000 as compared to a different but related tax benefit of $260,000 in the second quarter of 2004.
In the first six months ended June 30, 2005, operating expenses increased in absolute-terms in part due to the increase in sales and the increase in the value of the euro relative to the dollar. Operating expenses for the first six months ended June 30, 2005 increased as a percentage of sales to 36.4% from 35.3% in 2004.
Interest/other (expense) income-net includes interest income, interest expense, and foreign exchange transaction losses and gains. The net amount was income of $1.0 million in the second quarter of 2005 versus expense of $184,000 in 2004. This difference was driven in part by a $991,000 swing from a $346,000 foreign currency translation loss in 2004 to a gain of $645,000 in 2005, and an increase in interest and other income of $205,000. For the first six months of 2005 interest/other (expense) income-net was income of $1.2 million versus expense of $553,000 in 2004. This difference was due in part to a $887,000 swing from a $552,000 foreign currency loss in 2004 to a $335,000 foreign currency gain in 2005 and a swing in interest and other income of $852,000 from minimal expense in 2004 to income of $851,000 in 2005. The components of this increase included an increase in interest income of $281,000 and a decrease in other expense of $571,000 resulting from a number of insignificant items.
Income Taxes and Minority Interest
The Company’s effective tax rate includes federal, state, and foreign taxes. The Company’s tax rate decreased to 28.6% in the second quarter from 30.0% in the second quarter of 2004 due to the increase in income of unconsolidated affiliates, principally the 45%-owned Italian distributor’s results, which is recorded using the equity method based on the affiliate’s net income. In the first six months of 2005, the Company’s tax rate decreased to 29.1% from 30.0% in the first six months of 2004. The Company believes its tax rate will be closer to 30% in the future as a result of a lower relative amount of earnings from unconsolidated affiliates. Minority interest represents the 44% interest in the Company’s Brazilian subsidiary held by a third party. Increases or decrease in this amount reflect increases and decreases in the profitability of the Brazilian distributor.
Contractual Obligations and Commitments
The Company’s contractual obligations and commitments have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Net Income
Net income in the second quarter of 2005 increased 12% to $20.9 million or $.69 per diluted share and in the first 6 months of 2005 net income increased 9% to $37.0 million or $1.23 per diluted share.
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
Goodwill and Intangible Assets
Goodwill results primarily from the Company’s purchase of certain of its foreign distributors. Goodwill is tested for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit, including an amount for “implied” goodwill. If implied goodwill is less than the net carrying amount of goodwill, then the difference becomes the amount of the impairment that must be recorded in that year. The 2004 annual review did not result in any goodwill impairment for the Company. Intangible assets consist of purchased technology licenses. The technology licenses are amortized using the straight-line method over the shorter of their estimated useful life or the expiration of the license. The technology licenses have an average amortization period of 13 years.
Deferred Income Taxes
Deferred income taxes represent the income tax consequences on future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes multiplied by the applicable statutory income tax rate. Valuation allowances are established against deferred income tax assets if it is more likely than not that they will not be realized. The Company has deferred income tax assets for state net operating loss carry-forwards and state research and development tax credits. Such loss carry-forwards and credits expire in accordance with provisions of applicable tax laws beginning in the years 2005 through 2011. The Company maintains a valuation allowance for the entire net operating loss and research and development tax credit carry-forwards because it is more likely than not that they will not be recovered.

Revenue Recognition
The Company’s revenue recognition policies are included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Overview.” Changes in the underlying terms of the Company’s various revenue arrangements could result in changes in the revenue recognition policies. Additionally, changes in the Company’s sales returns experience could result in the need for a sales return allowance.
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
Liquidity and Capital Resources
The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At June 30, 2005 and December 31, 2004, the Company had cash and cash equivalents of $78.2 million and $80.4 million, respectively. Net cash flows from operating activities was $24.3 million in the first six months of 2005, consisting of $60.3 million provided by net income ($37.0 million) adjusted for depreciation and amortization ($23.8 million), less other non-cash items ($0.5 million) included in net income, less $36.0 million used in changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities were a $17.7 million increase in inventories, which includes $14.0 million in placed instruments, a $13.9 million increase in accounts receivable, related to the increase in sales and a $10.6 million reduction in accrued liabilities of which $6.1 million related to the funding of the Company’s 401(K) plan and $4.8 million related to the settlement of the China matter, and $7.3 million was provided by an increase in accounts payable. Net cash flows from operating activities was $27.5 million in the first six months of 2004, consisting of $49.6 million provided by net income ($34.1 million) adjusted for depreciation and amortization ($19.3 million) less other non-cash items ($3.8 million) included in net income, less $22.1 million used in changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities were a $20.6 million increase in inventories, which includes $14.2 million in placed instruments, a $12.6 million increase in accounts receivable related to an increase in sales. The most significant changes to assets and liabilities that provided cash were a decrease in prepaid expenses ($2.3 million), and increases in accounts payable ($4.5 million) and income taxes payable ($4.6 million).
Cash flows for investing activities consist primarily of additions to property, plant and equipment, which in the first six months of 2005 and 2004 were $16.9 million and $28.3 million respectively. In 2005 the additions were in part related to the expansion of the Company’s manufacturing facility in New Jersey, and increases in equipment in Los Angeles. In 2004 the additions were in part related to the fit-out of the new Los Angeles corporate headquarters and the construction of a new building in Wales, both of which were completed by the end of 2004. It is anticipated that the Company’s New Jersey expansion will be completed in the third quarter of 2005 at a cost of $9.2 million, of which approximately $6.6 million had been spent as of the end of the second quarter. The Company decreased borrowings on a net basis by $1.7 million in the first six months of 2005 and by $4.0 million in the first six months of 2004. The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.”
The Company has a $20 million unsecured line of credit with Wells Fargo Bank. No borrowings were outstanding at June 30, 2005 or December 31, 2004 under the line of credit. The line of credit matures July 2007. The Company had notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in the local currency, some of which are guaranteed by the U.S. parent Company) of $10.0 million at June 30, 2005 compared to $13.0 million at December 31, 2004. Obligations under the foreign notes payable are secured by certain property, equipment and accounts receivable. The Company paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, from 1995 until the fourth quarter of 2004. In the fourth quarter of 2004, the Company increased its quarterly cash dividend to $.07 per share.
New Accounting Pronouncements
In June 2005, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of EITF 05-6 will have a significant effect on its financial statements.
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Shared Based Payment.” This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. The Company is required to adopt the provisions of SFAS 123R effective as of January 1, 2006. The Company is currently evaluating the financial impact, including the available alternatives of adoption.
In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FASB staff believes that the lack of clarification of certain provisions of the Act and the timing of its enactment necessitate a practical exemption to the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. Whether the Company will ultimately take advantage of this provision depends on a number of factors, including reviewing future Congressional guidance before making a decision. The Company expects to complete its evaluation no later than September 30, 2005.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a significant effect on its financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes during the quarter ended June 30, 2005, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Reporting
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in the first two paragraphs of Note 11 to the Notes to Consolidated Financial Statements in Item I, Part I hereof, is hereby incorporated herein by reference.
ITEM 6. EXHIBITS
31.1 Certificate of Chief Executive Officer
31.2 Certificate of Chief Financial Officer
32.1 Section 906 Officers’ Certification
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION (Registrant)

/s/ Michael Ziering	Chief Executive Officer and	August 9, 2005
Michael Ziering	Chairman of the Board
(Principal Executive Officer)
Director

/s/ James L. Brill	Chief Financial Officer and	August 9, 2005
James L. Brill	Vice President-Finance
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX
31.1 Certificate of Chief Executive Officer
31.2 Certificate of Chief Financial Officer
32.1 Section 906 Officers’ Certification