Form 10-Q
period 2005-09-30
DIAGNOSTIC PRODUCTS CORP
filed 2005-11-09
CIK 702259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐ NO ☑
The number of shares of Common Stock, no par value, outstanding as of October 28, 2005, was 29,450,697.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except Per Share Data)	2005	2004	2005	2004
SALES:
Non-Affiliated Customers	$111,105	$100,742	$337,944	$300,465
Unconsolidated Affiliates	5,225	8,221	16,756	25,049

Total Sales	116,330	108,963	354,700	325,514

COST OF SALES	50,499	46,432	149,422	137,270

Gross Profit	65,831	62,531	205,278	188,244

OPERATING EXPENSES:
Selling	20,215	19,126	61,907	57,235
Research and Development	12,524	11,188	37,642	33,637
General and Administrative	11,977	11,752	38,120	32,475
Gain on Sale of Product Line	(343)		(343)
Equity in Income of Affiliates	(1,752)	(1,705)	(7,887)	(6,535)

OPERATING EXPENSES-NET	42,621	40,361	129,439	116,812

OPERATING INCOME	23,210	22,170	75,839	71,432

Interest/Other Income — Net	1,084	1,334	2,270	781

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	24,294	23,504	78,109	72,213
PROVISION FOR INCOME TAXES	6,655	6,573	22,316	21,186
MINORITY INTEREST	587	414	1,724	434

NET INCOME	$17,052	$16,517	$54,069	$50,593

EARNINGS PER SHARE:
BASIC	$0.58	$0.57	$1.84	$1.74
DILUTED	$0.56	$0.55	$1.79	$1.69

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	29,395	29,120	29,329	29,049
DILUTED	30,212	29,853	30,133	29,880

DIVIDENDS DECLARED PER SHARE	$0.07	$0.06	$0.21	$0.18
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(Amounts in Thousands, Except Share Data)	2005	2004
Assets
CURRENT ASSETS:
Cash and cash equivalents	$97,887	$80,425
Accounts receivable (including receivables from unconsolidated affiliates of $6,651 and $6,190, respectively) — net of allowance for doubtful accounts of $3,657 and $3,667, respectively	106,190	100,094
Inventories	94,158	93,228
Prepaid expenses and other current assets	7,992	5,297
Deferred income taxes	4,349	4,030

Total current assets	310,576	283,074
PROPERTY, PLANT, AND EQUIPMENT — net	153,172	144,772
INSTRUMENTS — net	78,651	82,730
INVESTMENTS IN AFFILIATED COMPANIES	38,303	39,227
OTHER ASSETS — net	10,964	11,937
GOODWILL	13,383	13,441

TOTAL ASSETS	$605,049	$575,181

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Notes payable	$2,888	$4,145
Accounts payable	21,878	18,391
Accrued liabilities	35,519	45,644
Income taxes payable	7,205	3,872

Total current liabilities	67,490	72,052
LONG-TERM LIABILITIES	7,632	8,846
DEFERRED INCOME TAXES	6,016	5,841
MINORITY INTEREST	5,349	4,210
SHAREHOLDERS’ EQUITY:
Common Stock—no par value, authorized 60,000,000 shares at September 30, 2005 and December 31, 2004; outstanding 29,445,997 shares and 29,230,196 shares, respectively	80,386	73,881
Retained earnings	438,509	390,597
Unrealized gains (losses) on foreign exchange contracts	55	(500)
Cumulative foreign currency translation adjustment	(388)	20,254

Total shareholders’ equity	518,562	484,232

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$605,049	$575,181

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(Amounts in Thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,069	$50,593
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	36,676	31,542
Provision for doubtful accounts	715	549
Minority interest	1,724	434
Equity in undistributed income of unconsolidated affiliates — net of distributions	(3,801)	(4,630)
Deferred income taxes	420	3,633
Income tax benefit received upon exercise of stock options	1,378
Changes in operating assets and liabilities:
Accounts receivable	(9,021)	(13,826)
Inventories	(26,101)	(32,092)
Prepaid expenses and other assets	(3,769)	980
Accounts payable	5,355	2,425
Accrued liabilities	(9,356)	8,826
Income taxes payable	3,823	2,181

Net cash flows from operating activities	52,112	50,615

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Investment in affiliated companies	—	(219)
Additions to property, plant, and equipment	(24,467)	(43,249)

Net cash flows used for investing activities	(24,467)	(43,468)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under notes payable	1,578	10,158
Repayments of notes payable	(3,656)	(15,543)
Proceeds from exercise of stock options	5,127	4,097
Cash dividends paid	(6,157)	(5,225)
Cash dividends paid to shareholders of minority interest	(696)	—

Net cash flows used for financing activities	(3,804)	(6,513)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,379)	513

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,462	1,147

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,425	69,843

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,887	$70,990

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash transactions — instrument placements transferred from inventories	$23,001	$22,614

Cash paid during the period for income taxes	$17,387	$17,067

Cash paid during the period for interest, net of capitalized interest	$904	$1,202

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Basis of Presentation
The information for the three and nine-month periods ended September 30, 2005 and 2004 for Diagnostic Products Corporation (“DPC” or the “Company”) has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair presentation of the results for such periods.
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
The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands, Except Per Share Data)	2005	2004	2005	2004
Net Income:
As Reported	$17,052	$16,517	$54,069	$50,593
Pro Forma expense	(804)	(737)	(2,387)	(2,090)

Pro Forma	$16,248	$15,780	$51,682	$48,503

Net Earnings Per Share
Basic:
As Reported	$0.58	$0.57	$1.84	$1.74
Pro Forma Adjustment	(0.03)	(0.03)	(0.08)	(0.07)

Pro Forma	$0.55	$0.54	$1.76	$1.67

Diluted:
As Reported	$0.56	$0.55	$1.79	$1.69
Pro Forma Adjustment	(0.02)	(0.02)	(0.07)	(0.07)

Pro Forma	$0.54	$0.53	$1.72	$1.62

Note 3 — Inventories
Inventories by major categories are summarized as follows:

	September 30,	December 31,
(Amounts in Thousands)	2005	2004
Raw materials	$38,992	$43,899
Work in process	32,703	32,767
Finished goods	22,463	16,562

Total	$94,158	$93,228

Note 4 — Property, Plant & Equipment
Property, plant and equipment consist of the following:

	September 30,	December 31,	Estimated
(Amounts in Thousands)	2005	2004	Useful Lives
Land and buildings	$113,817	$114,552	20-50 Years
Machinery and equipment	113,787	104,245	3-5 Years
Leasehold improvements	10,356	9,578	3-9 Years
Construction in progress	9,056	3,714

Total	247,016	232,089
Accumulated depreciation and amortization	(93,844)	(87,317)

Property, plant and equipment — net	$153,172	$144,772

Construction in progress at September 30, 2005 and December 31, 2004 primarily represents the construction and fit out of an expansion of the Company’s manufacturing facility in New Jersey and equipment in the process of being installed for use in operations. Capitalized interest costs were $103,000 and $302,000 in the three months ended September 30, 2005 and 2004, respectively, and $227,000 and $904,000 in the nine months ended September 30, 2005 and 2004, respectively.

Note 5 — Instruments
Instruments consist of the following:

	September 30,	December 31,
(Amounts in Thousands)	2005	2004
Placements and operating leases	$233,901	$227,434
Less accumulated amortization	(160,548)	(150,956)

Net	73,353	76,478

Sales-type leases	6,493	7,234
Less current portion	(1,195)	(982)

Net	5,298	6,252

Total	$78,651	$82,730

Note 6 — Other Assets
Other assets consist of the following:

	September 30,	December 31,
(Amounts in Thousands)	2005	2004
Long-term accounts receivable	$3,305	$4,637
Purchased technology licenses	9,093	8,017
Less accumulated amortization of purchased technology licenses	(1,434)	(717)

Total	$10,964	$11,937

Amortization expense was $266,000 and $183,000 for the three months ended September 30, 2005 and 2004, respectively, and $717,000 and $306,000 for the nine months ended September 30, 2005 and 2004, respectively. Amortization expense for each of the next five fiscal years is estimated to be $820,000 and was calculated using the straight-line method over the shorter of the estimated useful life or the period up through the expiration of the underlying license. The technology licenses have an amortization period ranging from 10 to 13 years.
Note 7 — Comprehensive Income
Comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2005	2004	2005	2004
Net income	$17,052	$16,517	$54,069	$50,593
Foreign currency translation adjustment	(705)	4,297	(20,642)	1,308
Unrealized gain on foreign exchange contracts, net of tax impact	(157)	39	555	2,003

Comprehensive income	$16,190	$20,853	$33,982	$53,904

The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of consolidated foreign subsidiaries as they have been determined to be indefinitely invested. Further, for foreign currency translation adjustments of its unconsolidated foreign subsidiaries, if the Company decides to repatriate these undistributed earnings, the Company believes it would have foreign tax credits available to substantially offset any additional tax.

Note 8 — Earnings Per Share
Net income as presented in the consolidated income statements is used as the numerator in the earnings per share calculation for both the basic and diluted computations. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share include the dilutive effect of stock options. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted earnings per share for the income statements presented herein:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in Thousands)	2005	2004	2005	2004
Basic shares	29,395	29,120	29,329	29,049
Assumed exercise of stock options	817	733	804	831

Diluted shares	30,212	29,853	30,133	29,880

Stock options outstanding but not included in the computation of diluted earnings per common share because the option exercise price was greater than the average market price of the Company’s common stock were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in Thousands)	2005	2004	2005	2004
Antidilutive shares	44	530	48	156
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands)	2005	2004	2005	2004
Sales:
IMMULITE (includes all models and service)	$107,716	$99,715	$326,438	$296,795
Radioimmunoassay (“RIA”)	5,288	5,785	16,322	18,266
Other (includes DPC and non-DPC manufactured products)	3,326	3,463	11,940	10,453

	$116,330	$108,963	$354,700	$325,514

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

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Amounts in Thousands)	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total
Three Months Ended September 30, 2005
Sales	$78,413	$22,189	$14,515	$13,528	$21,466	$(33,781)	$116,330
Net income	8,511	5,429	472	1,334	1,834	(528)	17,052

Three Months ended September 30, 2004
Sales	$69,476	$22,432	$13,599	$10,640	$22,491	$(29,675)	$108,963
Net income	8,039	5,130	310	940	2,452	(354)	16,517

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Amounts in Thousands)	States	Kingdom)	Group)*	Group)*	Other	Elimination	Total
Nine Months Ended September 30, 2005
Sales	$229,743	$66,849	$47,355	$38,721	$73,517	$(101,485)	$354,700
Net income	25,136	16,205	2,111	3,919	8,239	(1,541)	54,069

Nine Months Ended September 30, 2004
Sales	$207,165	$66,480	$42,479	$28,162	$72,612	$(91,384)	$325,514
Net income	24,757	15,669	1,553	987	7,871	(244)	50,593

*	DPC Biermann includes the Company’s operations in Germany, Czech Republic, Poland, Slovenia, Slovakia and Croatia. DPC Medlab includes the Company’s operations in Brazil, Costa Rica, Venezuela, Uruguay, Bolivia, Honduras, Guatemala and Panama. Germany and Brazil account for the most significant portion of sales and net income for their respective groups.
Note 10 — New Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company does not believe this will have a significant effect on its financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Shared Based Payment.” This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. The Company is required to adopt the provisions of SFAS 123R effective as of January 1, 2006. The Company expects to use the Black-Scholes model to determine the fair value of share-based payments, such as stock options, which is the same method used in determining the pro forma disclosures set forth in Note 2, although the actual expense in 2006 and thereafter will depend on a number of factors, including the number of options granted, the Company’s stock price and related volatility, and other assumptions used in estimating the fair value of stock options at the time of grant.
In December 2004 the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In the third quarter of 2005, the Company recorded an income tax charge, net of expected foreign tax credits available, of $967,000 based on the decision to repatriate approximately $42 million of foreign earnings. The Company will finalize the amount of foreign affiliate dividends to be repatriated in the fourth quarter and pay all dividends by December 31, 2005.
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
In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. In the third quarter of 2004, the Company accrued an additional $1.0 million based on its revised estimates of costs that would be paid to the U.S. Government to resolve the matter. In the fourth quarter of 2004, the Company accrued an additional $2.4 million, including $750,000 in interest. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Legal expenses of approximately $64,000 and $345,000 were charged to general and administrative expense during the three and nine month periods ended September 30, 2005 as compared to $822,000 and $1,547,000 in the three and nine month periods ended September 30, 2004.
The Company has resolved these issues with both the SEC and the DOJ. In the second quarter of 2005, the Company paid an aggregate of approximately $4.8 million to those agencies, consisting of $2.0 million in fines and approximately $2.8 million in disgorgement of profits and related interest charges. The Company’s Chinese subsidiary pled guilty to violations of the United States Foreign Corrupt Practices Act (“FCPA”) and has agreed to take certain actions including engaging an independent monitor for its FCPA compliance activities in China. The SEC has issued a cease and desist order, and the Company has agreed to take certain actions including engaging an independent monitor for its FCPA compliance program. The termination of the improper payments in China has had and may continue to have a significant adverse effect on future operations in China because such termination could negatively influence a significant number of the Chinese subsidiary’s customers’ decisions as to whether to continue to do business with that subsidiary or result in actions by Chinese authorities. For the quarter and the first nine months of 2005, the Chinese subsidiary had sales of $1.6 million and $4.5 million, respectively, versus sales of $2.5 million and $6.8 million, respectively, for the same periods in 2004.

In February 2004, the Company was informed by the U.S. Food and Drug Administration (“FDA”) that, based on inspectional findings that included data integrity and procedural issues related solely to the Company’s application for the IMMULITE Chagas test, the Company was subject to the FDA’s Application Integrity Policy (“AIP”). The FDA suspended its review of all applications submitted by the Company and would not review any future applications until the FDA determined that the Company had resolved these issues. On September 6, 2005, the Company was informed by the FDA that the suspension was lifted and that it was no longer subject to AIP.
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
The Company’s Brazilian subsidiary is a participant along with various other companies in a number of lawsuits against the Brazilian Government claiming unlawful taxation. Historically the companies involved in these suits have had limited success in having these taxes overturned. The Company has also purchased unused tax credits for approximately $1.0 million from an unrelated company. However, due to uncertainty related to the Company’s ability to use these credits against its tax liabilities, it has fully reserved against the cost of these credits. These court cases typically take many years to be decided. The Company estimates its most likely loss outcome based on the merits of the individual cases and advice of outside counsel. As of September 30, 2005, the Company has accrued for the amounts it believes it will have to pay. In the suit that involves the majority of the disputed taxes, in this case sales taxes, if the courts were to rule against the Company in all actions, it would create an additional liability of approximately $1.0 million. In March of 2005, the Company’s Brazilian subsidiary was informed by the Brazilian Government that it believed the Company owed additional tariffs due to a change the Company made to its product classification. The Company believes that it will prevail in this case. However, if the courts were to rule against it, it would create an additional liability of approximately $500,000.
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

Two important indicators used by management to evaluate financial performance are instrument shipments and reagent utilization. The number of IMMULITE instruments that the Company reports as being shipped in any period is net of instruments that come back to the Company, such as returns at the end of a lease or rental or trade-ins on the purchase of a new model. Historically, the Company has rarely experienced sales returns. The Company refurbishes and seeks to place at reduced prices instruments that come back to the Company. Because of the different methods in which instruments are placed, total instrument sales vary from period to period based on the relative mix of placement methods, and such sales do not necessarily have a direct correlation to the number of instruments shipped during the period.
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

Results of Operations
SUMMARY FINANCIAL DATA

	Three Months Ended			Nine Months Ended
(Amounts in Thousands, Except Per Share Data)	2005	% change	2004	2005	% change	2004
Sales	$116,330	6.8%	$108,963	$354,700	9.0%	$325,514
Gross Profit	65,831		62,531	205,278		188,244
% of sales	56.6%		57.4%	57.9%		57.8%
Operating Expenses:
Selling	20,215		19,126	61,907		57,235
Research and Development	12,524		11,188	37,642		33,637
General and Administrative	11,977		11,752	38,120		32,475
Gain on Sale of Product Line	(343)			(343)
Equity in Income of Affiliates	(1,752)		(1,705)	(7,887)		(6,535)

Total Operating Expenses	42,621	5.6%	40,361	129,439	10.8%	116,812
% of sales	36.6%		37.0%	36.5%		35.9%
Operating Income	23,210	4.7%	22,170	75,839	6.2%	71,432
% of sales	20.0%		20.3%	21.4%		21.9%
Interest/Other Income-net	1,084		1,334	2,270		781

Income Before Income Taxes and Minority Interest	24,294		23,504	78,109		72,213
Provision for Income Taxes	6,655		6,573	22,316		21,186
Income Tax Rate	27.4%		28.0%	28.6%		29.3%
Minority Interest	587		414	1,724		434

Net Income	$17,052	3.2%	$16,517	$54,069	6.9%	$50,593

Earnings per share:
Basic	$0.58		$0.57	$1.84		$1.74
Diluted	$0.56		$0.55	$1.79		$1.69
Sales
The 7% sales increase in the third quarter of 2005 reflected continued demand for the IMMULITE product line. Sales of all IMMULITE products, instruments, service, and reagents in the third quarter of 2005 were $107.7 million, an 8% increase over 2004. In the third quarter of 2005, IMMULITE products represented 93% of sales versus 92% in 2004. In the first nine months of 2005, sales of IMMULITE products increased 10% to $326.4 million from $296.8 million in the first nine months of 2004. In the first nine months of 2005, IMMULITE products represented 92% of sales versus 91% in 2004. The various categories of IMMULITE product line sales in the third quarter and nine months ended September 30, 2005 and 2004 are shown in the following chart:

IMMULITE Product Line Sales	Three Months Ended September 30,			Nine Months Ended September 30,
(Amounts in Thousands)	2005	% change	2004	2005	% change	2004

IMMULITE 2000/2500
Reagents	$66,337	13.7%	$58,351	$201,700	16.6%	$173,055
Instruments and Service	10,542	16.9%	9,016	29,781	6.8%	27,874

Total	$76,879	14.1%	$67,367	$231,481	15.2%	$200,929

IMMULITE 1000
Reagents	$25,539	-7.7%	$27,667	$80,052	-2.6%	$82,156
Instruments and Service	5,298	13.2%	4,681	14,905	8.7%	13,710

Total	$30,837	-4.7%	$32,348	$94,957	-0.9%	$95,866

IMMULITE Product Line Sales	$107,716	8.0%	$99,715	$326,438	10.0%	$296,795

The Company shipped a total of 226 IMMULITE systems during the third quarter of 2005, including 146 IMMULITE 2000 and 2500 systems and 80 IMMULITE 1000 systems. The total base of IMMULITE systems shipped grew to 10,671, including 4,101 IMMULITE 2000 and 2500 systems. In the third quarter of 2004 the Company shipped a total of 271 IMMULITE systems, including 199 IMMULITE 2000 and 2500 systems.
The reduction in the number of IMMULITE 2000s and 2500s shipped is in part a result of the Company’s Italian affiliate purchasing significantly fewer instruments. Sales to Italy were down by approximately $2.5 million in the third quarter of 2005 as compared to the third quarter of 2004. Although the Company has received an order for 30 instruments that will be shipped in the fourth quarter, instrument sales to Italy may be less than historical levels. The Company also ships IMMULITE systems that have been returned by customers and refurbished by the Company. The IMMULITE 2000/2500 has a longer sales process than the IMMULITE 1000 due to its higher sales price, and the IMMULITE 2000/2500 experiences a longer time delay between instrument placement and the ramp-up of reagent sales. The IMMULITE 2500 was introduced in June of 2004. It reduces the time it takes to get a result for certain tests, most importantly tests for the emergency room to aid in the diagnosis of cardiac conditions, and sells at a higher price than the IMMULITE 2000. Sales of the 2500 may erode sales of the 2000. The Company has 86 tests available on the IMMULITE 2000 and 78 tests available on the IMMULITE 2500. Not all of the Company’s tests are available in the United States. The Company introduced its test for proBNP internationally in the fourth quarter. The Company’s ability to introduce tests in the United States is controlled by the requirement to have tests approved by the FDA. The Company anticipates submitting tests for the IMMULITE 2500, such as enhanced Vitamin B12, enhanced Folic Acid and pro-BNP to the FDA in the fourth quarter of 2005.
The increase in IMMULITE and IMMULITE 2000 instrument and service revenue in the third quarter is due to an increase in the number of IMMULITE 2000/2500 instruments that were sold outright and an increase in service revenue. Included in IMMULITE 2000 equipment sales is revenue relating to the Company’s sample management system (SMS), a sample-handling device that can be attached to the IMMULITE 2000 or 2500.
For the third quarter of 2005, IMMULITE 2000 reagent utilization per instrument was $16,773 and IMMULITE reagent utilization per instrument was $3,935 as compared to the third quarter of 2004, when they were $17,752 and $4,462, respectively. The decrease in utilization on the IMMULITE 2000 is in part a result of the Company introducing almost no new tests in the last year. The Company has introduced tests for enhanced B-12 and Folic Acid on the 2500 internationally in the last two months, and anticipates introducing a number of new tests over the next two quarters. The decrease in average utilization per instrument on the IMMULITE is expected to continue as high volume IMMULITE installations are replaced with IMMULITE 2000s and incremental IMMULITE placements go into lower volume environments.
Sales of the Company’s mature RIA product line declined approximately 9% in the third quarter of 2005, representing 5% of sales, slightly less than the third quarter of 2004. This trend is expected to continue. Sales of other DPC products declined to $1.0 million in the third quarter of 2005 from $1.4 million in the third quarter of 2004. The primary reason for this was a decline in sales of the Company’s micro-plate allergy product line. The Company ceased manufacturing this product line at the end of 2003 because of the availability of allergy testing on the IMMULITE 2000. Sales of non-DPC products, primarily through its consolidated international affiliates, increased 9% in the third quarter of 2005 to $2.3 million. A portion of the increase was related to the Company beginning to distribute clinical chemistry analyzers outside of the United States.
In the third quarter of 2005, sales to domestic customers grew by 15% to 32% of total sales from 30% in the third quarter of 2004. The increase in domestic sales was due to increased penetration into most customer segments and strong instrument placements. Foreign sales (including U.S. export sales, sales to non-consolidated foreign subsidiaries, and sales of consolidated foreign subsidiaries) as a percentage of total sales were approximately 68% in the third quarter of 2005 compared to 70% in the same period of 2004. Europe, the Company’s principal foreign market, represented 37% of sales in the third quarter of 2005 and 43% of sales in the third quarter of 2004. Sales by the Company’s German subsidiary, which includes the Czech Republic and Poland, increased 7%. Sales in the Brazil region, which includes certain other Central and South American countries, accounted for approximately 12% of total sales in the third quarter of 2005, an increase of 27% over the third quarter of 2004, in great part due to the strength of the Brazilian real. Although the Brazilian real strengthened significantly relative to the U.S. dollar in the third quarter and the first nine months of 2005, in the past few years the real has been very volatile relative to the dollar.
In the first nine months of 2005 sales to domestic customers grew by 13% and increased to 30% of sales from 29% in the first 9 months of 2004. Europe, the Company’s principal foreign market represented 41% of sales versus 46% in the first nine months of 2004. Sales by the Company’s German subsidiary, which includes the Czech Republic and Poland, increased 11% in part as a result of the strength of the euro. Sales in the Brazil region accounted for approximately 11% of sales, an increase of 37% related in great part to the strength of the real.
Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of translation of financial statements of consolidated affiliates is that of lower sales and net income. Due to intense competition, the Company is generally unable to increase prices to offset this negative effect when the U.S. dollar is strong. In periods where the dollar is weakening, the impact is the reverse. Based on comparative exchange rates in the third quarter and the first nine months of 2005 and 2004, the dollar weakened relative to the euro and the Brazilian real. The effect of the changes of exchange rates on sales was a positive 2% in the third quarter and 3% in the first nine months of 2005.
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
In the fourth quarter of 2002, the Company accrued $1.5 million for actual and estimated costs to resolve this matter. In the third quarter of 2004, the Company accrued an additional $1.0 million based on its revised estimates of costs that would be paid to the U.S. Government to resolve the matter. In the fourth quarter of 2004, the Company accrued an additional $2.4 million, including $750,000 in interest. In addition, the Company recorded a charge of $1.4 million to its 2002 fourth quarter tax provision related to the non-deductibility of the payments in China. During the third quarter of 2003, the Company recorded an additional charge of $0.9 million to its income tax provision for this and other Chinese tax-related matters. Legal expenses of approximately $64,000 and $345,000 were charged to general and administrative expense during the three and nine month periods ending September 30, 2005 as compared to $822,000 and $1,547,000 in the three and nine month periods ending September 30, 2004.
The Company has resolved these issues with both the SEC and the DOJ. In the second quarter of 2005, the Company paid an aggregate of approximately $4.8 million to those agencies, consisting of $2.0 million in fines and approximately $2.8 million in disgorgement of profits and related interest charges. The Company’s Chinese subsidiary pled guilty to violations of the United States Foreign Corrupt Practices Act (“FCPA”) and has agreed to take certain actions including engaging an independent monitor for its FCPA compliance activities in China. The SEC has issued a cease and desist order, and the Company has agreed to take certain actions including engaging an independent monitor for its FCPA compliance program. The termination of the improper payments in China has had and may continue to have a significant adverse effect on future operations in China because such termination could negatively influence a significant number of the Chinese subsidiary’s customers’ decisions as to whether to continue to do business with that subsidiary or result in actions by Chinese authorities. . For the quarter and the first nine months of 2005, the Chinese subsidiary had sales of $1.6 million and $4.5 million, respectively, versus sales of $2.5 million and $6.8 million, respectively, for the same periods in 2004.

In February 2004, the Company was informed by the U.S. Food and Drug Administration (“FDA”) that, based on inspectional findings that included data integrity and procedural issues related solely to the Company’s application for the IMMULITE Chagas test, the Company was subject to the FDA’s Application Integrity Policy (“AIP”). The FDA suspended its review of all applications submitted by the Company and would not review any future applications until the FDA determined that the Company had resolved these issues. On September 6, 2005, the Company was informed by the FDA that the suspension was lifted and that it was no longer subject to AIP.
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
The Company’s Brazilian subsidiary is a participant along with various other companies in a number of lawsuits against the Brazilian Government claiming unlawful taxation. Historically the companies involved in these suits have had limited success in having these taxes overturned. The Company has also purchased unused tax credits for approximately $1.0 million from an unrelated company. However, due to uncertainty related to the Company’s ability to use these credits against its tax liabilities, it has fully reserved against the cost of these credits. These court cases typically take many years to be decided. The Company estimates its most likely loss outcome based on the merits of the individual cases and advice of outside counsel. As of September 30, 2005, the Company has accrued for the amounts it believes it will have to pay. In the suit that involves the majority of the disputed taxes, in this case sales taxes, if the courts were to rule against the Company in all actions, it would create an additional liability of approximately $1.0 million. In March of 2005, the Company’s Brazilian subsidiary was informed by the Brazilian Government that it believed the Company owed additional tariffs due to a change the Company made to its product classification. The Company believes that it will prevail in this case. However, if the courts were to rule against it, it would create an additional liability of approximately $500,000.
Cost of Sales
Gross margin decreased to 56.6% in the third quarter of 2005 from 57.4% in the third quarter of 2004. This decrease was due in part to a shift in the mix of revenues toward instruments, particularly the IMMULITE 2000 and an increase in average instrument manufacturing costs due in part to lower production volumes. Gross margin for the first nine months of 2005 was 57.9%, marginally higher than 57.8% in the same period of 2004. All products manufactured in the United States are dollar-based. However, a large percentage of these products are sold to company-owned international distributors, which sell the products in their local currencies. In periods of a weakening dollar, sales as measured in dollars increase, resulting in higher gross margins. A strengthening dollar generally results in lower gross margins at international distributors.
Operating Expenses and Other
Selling expense in the third quarter of 2005 decreased to 17.4% of sales from 17.6% in the third quarter of 2004 in part due to a decrease in sales compensation as a percentage of sales as a result of lower relative sales growth. Research and development expenses increased by 11.9% in the quarter to 10.8% of sales from 10.3% in 2004 reflecting the increased activity related to instrument and assay development.
General and administrative expense decreased to 10.3% of sales in the third quarter of 2005 from 10.8% in the third quarter of 2004. Included in general and administrative expense for the first nine months of 2005 is $1.4 million in legal and other transaction related fees, for which discussions are no longer active, and $64,000 and$345,000 in legal fees during the three and nine month periods ending September 30, 2005 related to the Company’s internal investigation of its Chinese subsidiary. This is compared to $822,000 and $1,547,000 in the three and nine month periods ending September 30, 2004. The review of issues relating to the Company’s internal investigation is complete and legal expenses related to it should be minimal in the future. See Note 11 of Notes to the Consolidated Financial Statements.
The $343,000 gain on the sale of a product line relates to the sale of the Company’s PathoDx product line in 2003. This represents the final holdback amount for services rendered during the transition period, net of related inventory write-offs.
Equity in income of affiliates represents the Company’s share of earnings in non-consolidated affiliates, principally the 45%-owned Italian distributor’s results. The amount increased to $1.8 million in the third quarter of 2005 from $1.7 million in 2004. For the nine months ended September 30, 2005 the amount increased to $7.9 million from $6.5 million. Included in the first nine months of 2005 was a tax benefit from a tax law change in Italy of $980,000, compared to a different but related tax benefit of $260,000 in 2004.
In the first nine months ended September 30, 2005, operating expenses increased in absolute terms in part due to the increase in sales and the increase in the value of the euro and the real relative to the dollar. Operating expenses for the first nine months of 2005 increased as a percentage of sales to 36.5% from 35.9% in 2004.
Interest/other income-net includes interest income, interest expense, and foreign exchange transaction losses and gains. The net amount was income of $1.1 million in the third quarter of 2005 versus $1.3 million in 2004. This difference was driven in part by a $241,000 decrease in foreign currency transaction gains. For the first nine months of 2005 interest/other income-net was of $2.3 million versus $781,000 in 2004. This difference was due in part to a $646,000 increase in foreign currency gains and an increase in interest income of $579,000.
Income Taxes and Minority Interest
The Company’s effective tax rate includes federal, state, and foreign taxes. The Company’s tax rate decreased to 27.4% in the third quarter from 28.0% in the third quarter of 2004. In the first nine months of 2005, the Company’s tax rate decreased to 28.6% from 29.3% in the first nine months of 2004. The lower tax rate in 2005 is predominantly due to additional research and development credits available to be used in the Company’s federal and state tax returns. In addition, there was a decrease in permanent differences in 2005 primarily due to higher non-deductible expenses recognized in 2004 related to the Chinese litigation. These were partially offset by a charge of $967,000 in the third quarter of 2005 related to the decision to repatriate approximately $42 million of foreign earnings. The Company believes its tax rate will be closer to 29% in the future in part as a result of the absence of the discrete items in the third quarter of 2005 and a lower relative amount of earnings from unconsolidated affiliates. Minority interest represents the 44% interest in the Company’s Brazilian subsidiary held by a third party. Increases or decrease in this amount reflect increases and decreases in the profitability of the Brazilian subsidiary.
Contractual Obligations and Commitments
The Company’s contractual obligations and commitments have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Net Income
Net income in the third quarter of 2005 increased 3.2% to $17.1 million or $.56 per diluted share and in the first nine months of 2005 net income increased 6.9% to $54.1 million or $1.79 per diluted share.
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
Goodwill and Intangible Assets
Goodwill results primarily from the Company’s purchase of certain of its foreign distributors. Goodwill is tested for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit, including an amount for “implied” goodwill. If implied goodwill is less than the net carrying amount of goodwill, then the difference becomes the amount of the impairment that must be recorded in that year. The 2005 annual review did not result in any goodwill impairment for the Company. Intangible assets consist of purchased technology licenses. The technology licenses are amortized using the straight-line method over the shorter of their estimated useful life or period up through the expiration of the underlying license. The technology licenses have an amortization period ranging from 10 years to 13 years.
Deferred Income Taxes
Deferred income taxes represent the income tax consequences on future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes multiplied by the applicable statutory income tax rate. Valuation allowances are established against deferred income tax assets if it is more likely than not that they will not be realized. The Company has deferred income tax assets for state net operating loss carry-forwards and state research and development tax credits. Such loss carry-forwards and credits expire in accordance with provisions of applicable tax laws beginning in the years 2005 through 2011. The Company maintains a valuation allowance for the entire state net operating loss and research and development tax credit carry-forwards because it is more likely than not that they will not be recovered.
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
Contingencies
The Company is involved with various legal matters for which there is uncertainty relative to the outcome, including those involving the Company’s Chinese and Brazilian subsidiaries. To provide for the potential exposure, the Company established accruals for amounts it believes are probable it will have to pay. In addition, the Company is routinely involved in federal and state income tax audits. To provide for potential tax exposures, the Company maintains an accrual for tax contingencies which management believes is adequate.
Liquidity and Capital Resources
The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At September 30, 2005 and December 31, 2004, the Company had cash and cash equivalents of $97.9 million and $80.4 million, respectively. Net cash flows from operating activities was $52.1 million in the first nine months of 2005, consisting of $91.2 million provided by net income ($54.1 million) adjusted for depreciation and amortization ($36.7 million), plus other non-cash items ($0.4 million) included in net income. This was partially offset by $39.1 million used due to changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities were a $26.1 million increase in inventories, which includes $23.0 million in placed instruments, a $9.0 million increase in accounts receivable, related to the increase in sales and a $9.4 million reduction in accrued liabilities of which $6.1 million related to the funding of the Company’s 401(K) plan and $4.8 million related to the settlement of the China matter. The most significant changes to assets and liabilities that provided cash were an increase of $5.4 million and $3.8 million in accounts payable and income taxes payable, respectively. Net cash flows from operating activities was $50.6 million in the first nine months of 2004, consisting of $82.1 million provided by net income ($50.6 million) adjusted for depreciation and amortization ($31.5 million). This was partially offset by $31.5 million used due to changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities were a $32.1 million increase in inventories, which includes $22.6 million in placed instruments, a $13.8 million increase in accounts receivable related to an increase in sales. The most significant changes to assets and liabilities that provided cash were a decrease in prepaid expenses ($1.0 million), and increases in accounts payable ($2.4 million), income taxes payable ($2.2 million) and accrued liabilities ($8.8 million).
Cash flows for investing activities consist primarily of additions to property, plant and equipment, which in the first nine months of 2005 and 2004 were $24.5 million and $43.2 million, respectively. In 2005 the additions were in part related to the expansion of the Company’s manufacturing facility in New Jersey, and increases in equipment in Los Angeles. In 2004 the additions were in part related to the fit-out of the new Los Angeles corporate headquarters and the construction of a new building in Wales, both of which were completed by the end of 2004. The Company’s New Jersey expansion has for the most part been completed, but is not fully occupied, as of September 30, 2005 at a cost of $9.3 million. The Company decreased borrowings on a net basis by $2.1 million in the first nine months of 2005 and by $5.4 million in the first nine months of 2004. In the first quarter of 2006 the Company intends to use approximately $13 million to purchase the remaining interests in its Greek and Portuguese affiliates. The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.”
The Company has a $20 million unsecured line of credit with Wells Fargo Bank. No borrowings were outstanding at September 30, 2005 or December 31, 2004 under the line of credit. The line of credit matures July 2007. The Company had notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in the local currency, some of which are guaranteed by the U.S. parent Company) of $9.5 million at September 30, 2005 compared to $13.0 million at December 31, 2004. Obligations under the foreign notes payable are secured by certain property, equipment and accounts receivable.

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
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Shared Based Payment.” This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. The Company is required to adopt the provisions of SFAS 123R effective as of January 1, 2006. The Company expects to use the Black-Scholes model to determine the fair value of share-based payments, such as stock options, which is the same method used in determining the pro forma disclosures set forth in Note 2, although the actual expense in 2006 and thereafter will depend on a number of factors, including the number of options granted, the Company’s stock price and related volatility, and other assumptions used in estimating the fair value of stock options at the time of grant .
In December 2004 the FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” FSP 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In the third quarter, the Company recorded an initial estimated income tax charge of $967,000 based on the decision to repatriate $42 million of foreign earnings. The Company will finalize the amount of foreign affiliate dividends to be repatriated in the fourth quarter and pay all dividends by December 31, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes during the quarter ended September 30, 2005, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Reporting
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in the first three paragraphs of Note 11 to the Notes to Consolidated Financial Statements in Item I, Part I hereof, is hereby incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The following persons were elected directors of the Company at the Annual Meeting of Shareholders held on September 8, 2005:

	Votes Cast
Name	For	Withheld
Sidney A. Aroesty	20,977,005	6,846,301
Frederick Frank	20,792,301	7,031,005
Kenneth A. Merchant	26,658,675	1,164,631
John H. Reith	27,495,528	327,778
James D. Watson	27,350,520	472,786
Ira Ziering	20,496,873	7,326,433
Michael Ziering	20,744,167	7,079,139
ITEM 5. OTHER INFORMATION
     Shareholders are advised that the Company intends to hold its 2006 annual meeting of shareholders during the month of May in accordance with historical practice. Shareholders interested in submitting a proposal for inclusion in the Company’s proxy statement for the annual meeting of shareholders to be held in 2006 may do so by following the procedures prescribed in SEC Rule 14a-8. In accordance with the SEC’s rules and assuming that the date of the proxy statement for the annual meeting will be April 3, 2006, shareholder proposals must be received by the Company no later than December 5, 2005 to be eligible for inclusion in the Company’s proxy statement for the 2006 annual meeting, and must also comply with the requirements of Rule 14a-8 and the Company’s Bylaw provisions regarding advance notice of shareholder proposals and nominations.
     In addition, the proxy solicited by the Board of Directors for the 2006 annual meeting will confer discretionary authority to vote on any shareholder proposal presented at the meeting other than pursuant to Rule 14a-8, unless the Company receives notice of such proposal at least 45 days before it mails its proxy materials for the 2006 annual meeting, which is expected to occur on or about April 3, 2006; that is, by February 28, 2006.
     All notices of proposals by shareholders, whether or not to be included in the Company’s proxy materials, should be sent to the attention of the Secretary of the Company at 5210 Pacific Concourse Drive, Los Angeles, California 90045.
ITEM 6. EXHIBITS
31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Section 906 Officers’ Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering	Chief Executive Officer and	November 9, 2005

Michael Ziering	Chairman of the Board
(Principal Executive Officer)
Director

/s/ James L. Brill	Chief Financial Officer and	November 9, 2005

James L. Brill	Vice President-Finance
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX
31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Section 906 Officers’ Certification