Form 10-K
period 2005-12-31
DIAGNOSTIC PRODUCTS CORP
filed 2006-03-15
CIK 702259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2005

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
     Indicate by check mark whether the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act.
     YES ☑ NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (Check One):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES ☐ NO ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,098,275,000 as of June 30, 2005.
     The number of shares of Common Stock, no par value, outstanding as of March 2, 2006, was 29,571,667.
Documents Incorporated by Reference
     Portions of the proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
     Diagnostic Products Corporation (“DPC’’ or the “Company’’) develops, manufactures, and markets immuno-diagnostic systems and immunochemistry kits which are used throughout the world in hospital, reference and physicians’ office laboratories, as well as in veterinary, forensic, and research facilities.
     The test kits utilize state-of-the-art technology, derived from immunology and molecular biology, to obtain precise, rapid identification and measurement of medically relevant and significant biological and chemical substances that are often present at infinitesimal concentrations. These include hormones, cytokines, vitamins, drugs, transport proteins, antibodies, and biochemical markers of viruses and other microorganisms.
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
     DPC’s IMMULITE® family of systems consist of instrumentation and software for automating the Company’s immunoassays and for integrating this process with sample handling and data manipulation steps, to improve the accuracy, efficiency, and cost-effectiveness of in vitro diagnostic (IVD) testing in clinical laboratories, large and small. Through a distribution arrangement with a manufacturer of chemistry systems and reagents, DPC also addresses the chemistry and laboratory automation needs of its customers in certain parts of the world.
     The Company, with manufacturing facilities in the United States and the United Kingdom, markets its products through a United States national sales force and through a worldwide distribution network covering over 100 countries.
     Unless the context otherwise requires, the terms “DPC” and the “Company” include the Company’s consolidated subsidiaries. For information regarding forward-looking statements contained in this report and risks associated with the Company’s business, see “Item 1A. Risk Factors.”
Automated Laboratory Systems
     A systems provider, DPC designs and manufactures laboratory instruments and software to automate the performance of diagnostic assays (tests), facilitating rapid, accurate results, while reducing labor and reagent costs.
     The Company has three principal immunoassay platforms. DPC’s IMMULITE 2000 and IMMULITE 2500 address the needs of high-volume laboratories, while the IMMULITE 1000 and its predecessor, the IMMULITE, serve lower volume facilities and niche markets, which include in-vitro fertilization clinics, urology clinics, physician office laboratories, research laboratories and veterinary clinics. At the end of 2005, over 6,600 IMMULITE/1000 systems and over 4,200 IMMULITE 2000/2500 systems had been shipped.
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
     In 2004, DPC launched a new instrument, the IMMULITE 2500. This instrument is similar to the IMMULITE 2000 (which continues to be marketed) but reduces the time it takes to get a result from certain tests, most importantly, tests used in emergency rooms to aid in the diagnosis of cardiac conditions.

     DPC also provides system and reagent service and support to its customers. Innovative service features include a remote diagnostic capability that permits DPC’s service facility to access any IMMULITE 2000 or 2500 worldwide for the purpose of diagnosing system problems and RealTime Service, which provides the ability for an IMMULITE 2000 or 2500 to monitor itself and to proactively contact the Company’s service facility if it senses a potential problem. In this way, the Company may be able to solve a problem before a customer is aware that it exists. In 2004, DPC released the next evolution of RealTime Service, called RealTime Solutions. This new service allows customers to use the Internet to perform on-line quality control and monitor systems within a specified network.
     Pursuant to a distribution agreement with Thermo Electron Corporation (TEC), in 2004 the Company obtained the right to distribute TEC’s clinical chemistry systems (DPC’s T-30 and T-60) for human clinical diagnostics and veterinary testing in Spain, Portugal, Belgium, The Netherlands and Luxembourg. In France and Germany, DPC has the right to market the product line when sold together with IMMULITE systems. DPC also has nonexclusive rights to sell TEC’s TC Automation (DPC Labstation), a laboratory automation product line, when sold together with the IMMULITE systems and the TEC clinical chemistry systems. The Company has also entered into a joint development agreement with TEC for a higher volume clinical chemistry system (DPC T-100) for which the Company will have exclusive distribution rights in most countries of the world. The T-100 will be able to link to DPC’s Immulite Systems and will be marketed to medium to large laboratories.
     In 2005, the Company launched an enhanced version of the SMS that connects to two IMMULITE 2000s or 2500s, called the DPC Immunoassay Workcell. The SMS will eventually function as a universal robotic interface that can be linked to many of the workcell/automated systems available on the market. The Company is also enhancing the capability of the SMS to connect an IMMULITE 2000 or 2500 to a T-60, called the DPC Integrated Workcell.
Immunodiagnostic Test Kits
     DPC manufactures over 400 immunodiagnostic test kits, exploiting several technologies and assay formats. The Company’s monoclonal antibody, molecular engineering, and other basic science capabilities play key roles in optimizing these immunoassays.
     Chemiluminescence-enhanced enzyme immunoassays are the basis for DPC’s automated IMMULITE product lines. DPC also manufactures classic radioimmunoassays (RIAs), based on double-antibody, coated-tube, and IRMA formats. Allergy testing uses a proprietary liquid-allergen technology that is now fully automated on the IMMULITE 2000. Because of the introduction of allergy testing on the IMMULITE 2000 and 2500, the Company’s microplate allergy format was discontinued at the end of 2003. Some of DPC’s assays are available both as manual RIAs and as automated IMMULITE assays.
     The automated, non-isotopic product lines represent the core of DPC’s business. The IMMULITE family of assays, instruments, and service represented 89%, 91%, and 92% of sales in 2003, 2004, and 2005, respectively, a trend that is expected to continue. In fiscal year 2005, DPC’s RIAs accounted for 4% of sales, while other non-IMMULITE products accounted for 4%. (For additional information concerning sales by product line over the last three fiscal years, see “Notes to Consolidated Financial Statements — Note 10.”)
     Effective July 1, 2003, the Company sold its PathoDx line of manual tests to Remel, Inc. for $4,900,000. The Company ceased manufacturing this product line in 2005.
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
     As of December 31, 2005, DPC had 96 IMMULITE assays available, 86 IMMULITE 2000 assays available and 79 IMMULITE 2500 assays available.
     DPC believes that the IMMULITE family of systems offers one of the most extensive menus of any automated immunoassay system on the market. The Company’s research and development activities continue to focus on expanding the menu, giving special attention to complete implementations of clinically important assay groups, as well as on developing new generations of instrumentation and software. In February 2004, the Company was informed by the United States Food and Drug Administration (FDA) that it was subject to the FDA’s Application Integrity Policy. As a result, the FDA would not review new test applications until September 2005 when the Company successfully resolved this matter. See “Government Regulation.”

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
     Cardiovascular Disease — Cardiovascular disease is a leading cause of morbidity and mortality in developed nations and as such represents an important field of healthcare diagnostics. On the IMMULITE family of systems, DPC offers a comprehensive cardiac menu on a single platform. The three principal assays required on an emergency basis due to their role in diagnosing acute myocardial infarction (Troponin I, CK-MB, and Myoglobin) have been implemented on the IMMULITE with Turbo software, which reduces the assay time to fifteen minutes, along with other tests needed in an emergency room or intra-operative setting (HCG, PTH). The Company has also implemented these three cardiac assays with reduced assay time on the IMMULITE 2500 as well as proBNP, which is another important test used in the emergency room in the diagnosis of heart failure. Additional assays, including High Sensitivity CRP and Homocysteine, put the Company in an excellent position to address all aspects of cardiac testing, from diagnosis and patient management to risk assessment.
Research and Development Activities
     The Company devotes substantial resources to research and development to update and improve its existing products, as well as to develop new products and technologies. The Company’s research and development activities include the development of the next generation IMMULITE system, new versions of operating software for both the IMMULITE and the IMMULITE 2000/2500 and new assays for the IMMULITE family of systems. R&D capabilities in the United States include fully-staffed departments in organic synthesis, biochemistry, antisera/hybridoma, protein chemistry, molecular biology, and infectious disease, method development, instrumentation, software, and technology development. During the years ended December 31, 2003, 2004 and 2005, the Company spent $40,677,000, and $45,277,000, and $52,097,000, respectively, on research and development.
     The Company is engaged in an aggressive development program for new instrument systems, all focusing on providing improved productivity for the end users. This includes further development of sample handling devices and robotic interfaces for connections to laboratory systems to enhance the functionality of existing IMMULITE systems, including the Integrated Workcell, which combines the IMMULITE 2000 or 2500 with the T-60 clinical chemistry analyzer; the IMMULITE 3000, a very-high-throughput immunoassay system incorporating several new technologies to deliver optimal assay performance; and the IMMULITE 1500, a scaled-down version of the IMMULITE 3000. The Company has entered a joint development agreement with TEC for a higher volume clinical chemistry system for which DPC will have exclusive distribution rights in most countries. In addition, the Company continues to explore new potential technology applications for its business.
Manufacturing and Service
     The Company’s principal test kit manufacturing facility is located in Los Angeles, California. Approximately 26% of test kit production is conducted at the EURO/DPC facility in the United Kingdom. The Company’s European manufacturing facilities enable the Company to improve its competitiveness in the European Economic Area (EEA) by minimizing import duties and freight charges and to mitigate the risk of a single manufacturing facility.
     DPC’s instrument division in New Jersey designs and manufactures IMMULITE instrumentation and engages in software development for the Company’s systems. Component parts, such as computer hardware, are supplied by original equipment manufacturers. The Company provides a one-year warranty that covers parts and labor. Underwriter’s Laboratories Inc. (UL), an internationally recognized independent standards organization, lists the IMMULITE systems. The Company’s and its distributors’ technical service personnel install new units, train customers in the use of the system, and provide maintenance and service for the instrumentation.
     The EURO/DPC Instrumentation Division in the United Kingdom manufactures certain components of the IMMULITE and IMMULITE 2000 instruments that are then assembled into the final instrument in New Jersey. This capability will be transitioned to the New Jersey facility in 2006.
     DPC’s Los Angeles and New Jersey facilities are International Standards Organization (ISO) 13485 registered. ISO is an internationally recognized independent standards organization. Euro/DPC Limited, the Company’s wholly-owned manufacturing subsidiary in Wales, was the first immunodiagnostics company in the world to be registered under British Standard (BS) 5750 and is also registered to ISO 13485 standards.
     DPC provides technical support for all its products, including reagents, instruments, and software, via telephone and on-site service. In 2002 DPC introduced RealTime Service on the IMMULITE 2000 system and subsequently on the IMMULITE 2500. RealTime Service is the Company’s proprietary software that connects an installed IMMULITE instrument to DPC’s technical support department through a secure network connection to provide constant 24-hour monitoring and support. Should a particular system function begin to fail or degrade, an alert will be sent to a DPC technical support representative who can provide appropriate service to prevent or reduce system down time. In 2004, DPC released its RealTime Solutions software, a new service that allows customers to use the Internet to perform on-line quality control and to monitor systems within a specified network.
Marketing and Sales
     The Company’s customers are hospital, clinical, forensic, research, reference, and veterinary laboratories, as well as doctors’ offices and U.S. government agencies. The Company markets its products in the United States directly to laboratories and hospitals through its own sales force, and also through group purchasing organizations. The Company sells to the U.S. doctors’ office market through independent distributors as well as through its own sales force. Sales personnel and distributors are trained to demonstrate the Company’s product line in the customer’s laboratory and are supported by the Company’s Los Angeles and New Jersey-based technical services departments. No customer accounted for more than 10% of consolidated revenue for any of the three years ended December 31, 2003, 2004 and 2005.
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

	United	German	Brazilian
	Kingdom	Group (1)	Group (2)	Other
Percent of Total Sales:
2005	19.1%	12.8%	11.3%	20.1%
2004	20.3%	13.1%	8.9%	21.9%
2003	17.5%	13.7%	8.3%	22.5%

Percent of Total Net Income:
2005	33.1%	3.7%	7.5%	13.7%
2004	34.3%	3.4%	2.9%	16.9%
2003	22.4%	3.4%	1.3%	13.7%

(1)	Includes distributors located in Croatia, Czech Republic, Poland, Slovakia and Slovenia.

(2)	Includes distributors located in Bolivia, Costa Rica, Dominican Republic, Guatemala, Panama, Uruguay and Venezuela.
     See Notes 3 and 10 of Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding foreign operations.
     Sales of test kits to customers and distributors are made against individual purchase orders as well as through master purchase arrangements. Products are shipped directly from the Company’s facilities in Los Angeles and Wales and are generally delivered domestically within 24 hours and overseas within 48 hours of receipt of order. The Company sells, leases, rents or soft places the IMMULITE instrumentation to hospitals and reference laboratories that perform volume testing. The Company’s backlog at any date is usually insignificant and not a meaningful indicator of future sales.
     The Company’s foreign operations are subject to various risks, including exposure to currency fluctuations, political and economic instability, and trade restrictions. Because the Company’s consolidated foreign distributors’ sales are in the respective local currencies, the Company’s consolidated financial results are affected by foreign currency translation adjustments. In addition, the price competitiveness of the Company’s products abroad is impacted by the relative strength or weakness of the U.S. dollar. See “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of Notes to Consolidated Financial Statements.
Proprietary and Other Rights
     Substantially all of the Company’s products are based on proprietary technologies and know-how. The Company holds various U.S. and foreign patents, including patents on the washing process used in the IMMULITE system that expire in 2009. The Company also obtains licenses for chemical components and technologies used in certain of its assays. The Company has patents pending with U.S. and foreign regulatory agencies.
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
     The Company purchases certain chemical compounds that are key components in the IMMULITE system from Lumigen, Inc. (“Lumigen”), the sole supplier of these chemical compounds. The Company owns a 10% interest in Lumigen and accounts for this interest using the equity method because the Company has the ability to exert significant influence as a result of its representation on Lumigen’s Board of Directors and because its purchases from Lumigen are significant to Lumigen. The Company has the non-exclusive right to use these chemical compounds for the duration of the underlying patents, the last of which expires in 2017, in return for a royalty payable to the owners of the patents. The royalty is based solely on DPC’s sales of diagnostic reagents that use the chemical compounds, and there is no minimum royalty due or milestones that must be achieved.
     The Company’s business and financial condition could be materially adversely affected if Lumigen were unable to meet the Company’s supply requirements. In such an event, there is no assurance that the Company would be able to obtain alternative components that have the same performance characteristics or that the cost of such alternatives would not exceed the amounts charged by Lumigen. See “Item 1A. Risk Factors.”
Government Regulation
     The Company’s business is affected by government regulations both in the United States and abroad, in particular Western Europe and Japan, aimed at containing the cost of medical services and maintaining the quality of products. These regulations have generally had the effect of inhibiting the growth rate of the immunodiagnostic industry. The Company believes that diagnostic testing is an important tool for reducing health expenditures. By providing early diagnosis and therapy management, IVD tests can reduce the high costs of hospitalization, surgery, and recovery. In response to cost containment measures, hospitals and laboratories have consolidated and have sought to increase productivity by replacing high cost labor with automated testing systems. The Company’s automated systems address these market needs. The Company also seeks to develop more rapid and sensitive tests, such as DPC’s Third Generation TSH assay, that can eliminate the need for redundant testing.
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
     A PMA requires demonstration of reasonable assurance of safety and effectiveness through the submission of clinical testing and other data. This requires an in-depth review and approval by the FDA (as opposed to a determination of substantial equivalence). The process typically takes about 180 days to complete after submission of the PMA application, but can take longer. Fewer than 10% of DPC’s test kits have been subject to the PMA process.
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
     The FDA informed the Company in September of 2005 that it was no longer subject to AIP. However for a period of two years, the Company will have all FDA applications reviewed by an independent third party prior to submission to the FDA. The FDA’s application of the AIP to DPC did not restrict DPC from introducing new tests outside of the United States. However, the Company’s inability to introduce new tests in the United States during the pendency of the AIP may have a negative impact on future sales and profits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     The Company’s U.S. manufacturing facilities and its Wales facility are licensed by the FDA and must be operated in conformance with the FDA’s Good Manufacturing Practices (“GMP”) regulations governing medical devices. The GMP regulations require that manufacturers of finished medical devices maintain a quality system that complies with the Quality System Regulation of the FDA. These regulations include controls over production, packaging, labeling, auditing, employee training, and record keeping. The FDA periodically inspects device companies for compliance with the GMP regulations. The FDA also regulates clinical investigations. These regulations increase the time, difficulty and costs associated with product development and production. The failure to comply with the FDA requirements can result in delay in obtaining authorization to sell products, seizure or recall of products, suspension or revocation of authority to manufacture or sell products, and other civil or criminal sanctions. The U.S. manufacturing facilities are also subject to state licensing requirements. The Company is regulated by the California Department of Health Services with respect to its possession and use of radioactive substances and by the U.S. Drug Enforcement Agency with respect to the use and storage of controlled drugs and pharmaceuticals.
     The European Union (EU) requires a quality system in accordance with the international quality standard ISO 13485:2003 for device manufacturers under the In Vitro Diagnostic Medical Devices Directive (98/79/EC)(the “Directive”). Medical devices compliant under the Directive may bear the “CE” mark for free movement and trade within the EU. Since June 2000, the Company has been qualified to apply the “CE” mark to most of its in vitro diagnostic test kits and instruments as mandated by the Directive. Many other countries outside of the EU have accepted the “CE” mark to fulfill their local requirements or are developing equivalent regulations. The United Kingdom, Canada and many Latin American and Asian countries as well as Australia require compliance with ISO 13485 to allow access to their markets. DPC meets and is registered to the ISO 13485:2003 standard.

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
Employees
     As of December 31, 2005, the Company (including its consolidated subsidiaries) had 2,554 employees, including 836 in manufacturing, 445 in research and development, 934 in marketing and sales, and 339 in administration. None of the Company’s employees are represented by a labor union, and the Company considers its employee relations to be good. The Company has experienced no significant problems in recruiting qualified technical and operational personnel.
Additional Company and Corporate Governance Information
     The Company’s reports on Form 10-K, Form 10-Q and Form 8-K, and amendments thereto, are available on the Company’s website, www.dpcweb.com, as soon as reasonably practicable after filing with, or furnishing to, the SEC. The following information is also available on its website, www.dpcweb.com, and in print on request of any shareholder:
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
     In 2005, the Chief Executive Officer submitted to the New York Stock Exchange (NYSE) an annual certification that, as of the date thereof, he was unaware of any violation by the Company of the NYSE’s corporate governance listing standards.
ITEM 1A. RISK FACTORS
     This report on Form 10-K, the Company’s quarterly reports on Form 10-Q, its other SEC filings, its press releases, and its other written and oral statements throughout the year may contain forward-looking statements which may be recognized by the use of terms such as “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” and similar expressions. All forward-looking statements are based on information available and the Company’s expectations at the time they are made, and are subject to a number of risks and uncertainties, some of which are beyond the Company’s control.
The Company’s ability to continue to grow depends on its success in developing and marketing products that incorporate technological advances.
     The immunodiagnostic industry is characterized by continual technological innovation that requires the Company to dedicate significant resources to the development of new products that incorporate technological advances. The Company’s future growth depends on its ability to keep abreast of technological innovations and to successfully incorporate them into new products. The development and release of new products is subject to many risks and uncertainties, such as unforeseen costs, technical difficulties, and delays in obtaining regulatory approvals to market the products, particularly in the United States. In addition, the ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property held by others.
The Company is dependent on a sole supplier for a key component of the reagents used on the IMMULITE system.
     The Company purchases certain chemical compounds that are key components in the IMMULITE system from Lumigen, the sole supplier of these chemical compounds. The Company has the non-exclusive rights to use these chemical compounds for the duration of the underlying patents. The Company’s business and financial condition could be materially adversely affected if Lumigen was unable to meet the Company’s supply requirements. In such an event, there is no assurance that the Company would be able to obtain alternative components that have the same performance characteristics or that the costs of such alternatives would not exceed the amounts charged by Lumigen.
The Company’s products and operations are subject to regulation by various U.S. federal, state and foreign agencies and a violation of such regulations could adversely affect the Company.
     Most of the Company’s products and operations are subject to regulation by the U.S. Food and Drug Administration and various other federal, state and foreign governmental agencies. While most of the Company’s products are subject to the FDA’s pre-market notification procedure, approximately 10% of its products are subject to the more lengthy and in-depth FDA pre-marketing approval requirements. The Company’s manufacturing facilities in the United States and the United Kingdom are licensed by the FDA and must be operated in conformance with the FDA’s Good Manufacturing Practices. The Company is also subject to federal, state and local environmental, health and safety laws and regulations relating to the use, storage and disposal of hazardous substances and wastes and controlled drugs and pharmaceuticals.
     These regulations increase the time, difficulty and costs associated with product development and production. The failure to comply with these regulations can result in delay in obtaining authorization to sell products, seizure or recall of products, suspension or revocation of authority to manufacture or sell products, and other civil or criminal sanctions. For example, from February 2004 to September 2005, the Company was subject to the FDA’s Application Integrity Policy (“AIP”), during which time the FDA would not review any test kit applications submitted by the Company. The Company’s inability to introduce new kits during 2005 may have negatively impacted sales in 2005. See “Item 1. Business-Government Regulation” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The Company’s ability to compete depends in part on its ability to protect its intellectual property.
     The Company owns or licenses various United States and non-U.S. patents and has patent applications pending around the world. In addition, it owns a wide array of unpatented proprietary technology and know-how. Further, the Company licenses certain intellectual property rights from third parties. The Company’s ability to compete depends in part on its ability to maintain the proprietary nature of its owned and licensed intellectual property. There can be no assurance as to the degree of protection offered by the various patents, the likelihood that patents will be issued on pending patent applications, or, with regard to the licensed intellectual property, that the licenses will not be terminated. Furthermore, there can be no assurance that others will not develop around the patented aspects of any of its current or proposed products, independently develop technology or know-how that is the same as or competitive with the Company’s technology and know-how or otherwise obtain access to its intellectual property. If the Company is unable to maintain the proprietary nature of its intellectual property and its significant current or proposed products, its revenues and results of operations may be adversely affected.
The Company’s profit margins and business approach may be adversely affected by potential healthcare reform.
     Healthcare reform and the growth of managed care organizations have been considerable forces in the diagnostics industry. These forces continue to place constraints on the levels of overall pricing and thus could have a material adverse effect on the profit margins of the Company’s products. Such continuing changes in the worldwide healthcare market could also force the Company to alter its approach to selling, marketing, distributing and servicing its customer base. Changes to government reimbursement policies could reduce the funding that healthcare service providers have available for diagnostic product expenditures, which could have a material adverse impact on the Company’s sales and/or profit margins.
The Company’s foreign operations, which have accounted for approximately 70% of revenues, are subject to various risks.
     The Company sells its products throughout the world through consolidated and independent distributors and maintains a manufacturing facility in Wales. These foreign operations are subject to various risks, including exposure to currency fluctuations, political and economic instability, and trade restrictions. Because the Company’s consolidated foreign distributors’ sales are in their respective local currencies, the Company’s consolidated financial results are affected by foreign currency translation adjustments.

     In addition, the Company’s foreign business practices are subject to the U.S. Foreign Corrupt Practices Act, which makes illegal any payments to foreign officials or employees of foreign governments that are intended to induce them to use their influence to assist the Company or to gain any improper advantage for the Company. In May 2005, the Company paid $4.8 million to the Securities and Exchange Commission and the U.S. Department of Justice to settle their investigations into improper payments by the Company’s Chinese subsidiary, and the Chinese subsidiary pled guilty to violations of the Foreign Corrupt Practices Act. As part of the settlement, the SEC issued a cease and desist order and the Company agreed to take certain actions, including engaging an independent monitor for its FCPA compliance program. A violation of the Company’s settlement agreements with these agencies or with the cease and desist order could have a material adverse effect on the Company’s business and financial condition.
Significant interruptions in production at the Company’s two principal manufacturing facilities would adversely affect its business and operating results.
     Approximately 70% of the Company’s test kit production is conducted at its Los Angeles, California manufacturing facility and final assembly of all of the IMMULITE instruments occurs at its New Jersey facility. The Company’s global supply of these products is dependent on the uninterrupted and efficient operation of these facilities. The operation of these facilities could be adversely affected by power failures, natural or other disasters such as earthquakes, floods or hurricanes, or terrorist threats. Although the Company has obtained insurance to protect against certain business interruption losses, there can be no assurance that such coverage will be adequate or that such coverage will continue to remain available on acceptable terms, if at all. Any significant interruption in the Company’s manufacturing capabilities would materially and adversely affect its operating results.
Changes in accounting standards and other regulatory requirements can have a material effect on the Company’s reported financial results.
     As a publicly traded company, the Company is subject to the rules and regulations of the Securities and Exchange Commission and accounting standards promulgated by the Financial Accounting Standards Board and the American Institute of Certified Public Accountants. Changes in these rules, regulations and accounting standards can have a significant effect on how the Company prepares its financial statements and other reports filed with various agencies and the costs incurred in complying with these requirements. For example, the Company’s audit fees in 2004 more than tripled compared to 2003 due to requirements of the Sarbanes-Oxley Act of 2002. In accordance with SFAS No. 123R issued by the Financial Accounting Standards Board, beginning with the first quarter of 2006, the Company will be required to expense the fair value of its employee stock options, resulting in lower reported earnings and earnings per share compared to prior periods. The Company cannot predict the impact that new accounting standards yet to be issued or other requirements that may be adopted in the future may have on the Company’s financial results or stock price.
The Company’s failure to compete with other manufacturers in the highly competitive immunodiagnostics industry could harm its ability to retain existing customers and obtain future business.
     The immunodiagnostic industry is highly competitive and the Company encounters competition from numerous domestic and international manufacturers. It competes on a worldwide basis with a number of large corporations that sell diversified lines of products and that have greater financial, human and other resources than it does. The Company’s relative size in the industry and the fact that it does do not offer a diversified product line at times puts it at a competitive disadvantage. Business combinations among its competitors may also increase competition and the resources available to its competitors.
Item 1B. UNRESOLVED STAFF COMMENTS
     Not applicable

ITEM 2. PROPERTIES
     The following is a list of significant properties owned and leased by the Company and its consolidated subsidiaries as of December 31, 2005.

Location	Size	Owned/Leased	Uses

Los Angeles, California	170,000 sq. ft.	Owned	Corporate offices, research and
development, manufacturing, and sales

Los Angeles, California	118,000 sq. ft.	Leased (1)	Manufacturing, warehousing, distribution

Los Angeles, California	55,000 sq. ft.	Owned	Manufacturing and warehousing

Los Angeles, California	46,000 sq. ft.	Leased	Warehousing

Central California	80 acres	Owned	Raw material processing

Flanders, New Jersey	160,000 sq. ft.	Owned	Research, manufacturing, and distribution
on 26.382 acres

Glyn Rhonwy, Wales, U.K.	147,000 sq. ft.	Owned	Manufacturing and distribution

Paris, France	10,032 sq. ft.	Leased	Distribution

São Paulo, Brazil	43,940 sq. ft.	Leased	Distribution

Bad Nauheim, Germany	56,500 sq. ft.	Owned	Distribution

Humbeek-Grimbergen, Belgium	5,000 sq. ft.	Owned	Distribution

Breda, Netherlands	27,500 sq. ft.	Owned	Distribution

Madrid, Spain	12,917 sq ft.	Leased	Distribution

Melbourne, Australia	15,500 sq. ft.	Owned	Distribution

Tianjin, China	20,723 sq. ft.	Owned	Manufacturing and distribution

Drammen, Norway	11,080 sq. ft.	Owned	Distribution

MöIndal, Sweden	13,208 sq. ft.	Owned	Distribution

(1)	This space is subject to lease with related parties which terminates December 31, 2006. See “Item 13. Certain Relationships and Related Transactions.”
ITEM 3. LEGAL PROCEEDINGS
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
     On December 22, 2005, a shareholder derivative action was filed in the Superior Court of the County of Los Angeles, California, Case No. BC3455010 by Nicholas Weil, derivatively on behalf of the Company, against Sidney A. Aroesty, Robert M. Ditullio, Fredrick Frank, Kenneth A. Merchant, Maxwell H. Salter, James D. Watson, Ira Ziering and Michael Ziering. The complaint alleges that certain officers and directors breached their fiduciary duties to the Company in connection with violations of the Foreign Corrupt Practices Act by the Company’s wholly owned Chinese subsidiary and the Company’s alleged failure to comply with FDA rules and regulations governing clinical testing and the submission of data. The complaint further alleges that certain officers and directors violated California law by selling Company stock while in possession of material non-public information. The plaintiff seeks to recover, for the benefit of the Company, the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duty, treble damages relating to alleged insider trading profits, and reimbursement of the plaintiff’s attorney fees, costs and disbursements. On January 4, 2006, the action was removed to the United States District Court of the Central District of California, Case No. CV06-00066DDP.
     On February 10, 2006, a second derivative action was filed in the Superior Court of the County of Los Angeles. This suit is entitled City of Tamarac General Employees’ Pension Trust Fund and City of Tamarac Police Officers’ Pension Trust Fund v. Sidney A. Aroesty, Robert M. Di Tullio, Frederick Frank, Kenneth A. Merchant, Maxwell H. Salter, James D. Watson, John Reith, Ira Ziering and Michael Ziering and nominal defendant Diagnostic Products Corporation, Case No. BC347385. The complaint alleges claims for breach of fiduciary duties, abuse of control, gross mismanagement, corporate waste, and unjust enrichment against certain officers and directors of the Company, all in connection with violations of the Foreign Corrupt Practices Act by the Company’s wholly owned Chinese subsidiary and the Company’s alleged failure to comply with FDA rules and regulations governing clinical testing and submission of data. The plaintiff seeks to recover, for the benefit of the Company, compensatory damages, punitive damages, equitable relief, and reimbursement of the plaintiff’s attorneys’ fees, costs and disbursements.
     For information concerning certain other legal proceedings, see “ ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sales” and Note 7 of Notes to Consolidated Financial Statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the fourth quarter of 2005, no matters were submitted to a vote of the security holders.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Common Stock of the Company is listed on the New York Stock Exchange and traded under the symbol DP.
     The following table sets forth the quarterly high and low price of the Company’s Common Stock and quarterly dividends per share paid during 2005 and 2004.

	2005
	High	Low	Dividend
Fourth Quarter	$53.60	$40.51	$0.07
Third Quarter	57.73	46.10	0.07
Second Quarter	52.61	43.35	0.07
First Quarter	55.31	44.75	0.07

	2004
	High	Low	Dividend
Fourth Quarter	$56.51	$40.00	$0.06
Third Quarter	44.04	37.14	0.06
Second Quarter	47.38	40.00	0.06
First Quarter	51.68	41.82	0.07
     As of March 2, 2006, the Company had 230 holders of record of its Common Stock.
     The Company did not repurchase any of its shares in 2005.
Equity Compensation Plan Information
As of December 31, 2005

Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants, and	(excluding securities
	warrants, and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,227,542	$30.81	793,199
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	2,227,542	$30.81	793,199

ITEM 6. SELECTED FINANCIAL DATA
(In Thousands, except per Share Data)
Income Statement Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
Sales	$481,102	$446,819	$384,895	$324,087	$283,129
Net income	67,153	61,735	61,795	47,313	39,029

Earnings per share:
Basic	2.29	2.12	2.15	1.66	1.39
Diluted	2.23	2.06	2.08	1.60	1.32

Weighted average shares outstanding:
Basic	29,371	29,082	28,731	28,487	28,128
Diluted	30,138	29,912	29,679	29,629	29,474
Dividends per share	$0.28	$0.25	$0.24	$0.24	$0.24
Balance Sheet Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
Working capital	$250,285	$209,498	$177,567	$152,649	$117,695
Total assets	619,188	577,549	488,524	393,447	325,767
Long Term Liabilities	5,613	8,846	1,000	0	0
Shareholders’ equity	526,824	484,232	403,000	323,564	266,904
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     Except for the historical information contained herein, the following discussion contains forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” and similar expressions) which are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements, including those risks described in Item 1A. Risk Factors.
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
     DPC manufactures immunodiagnostic test kits (also called “reagents” or “assays”) using several different technologies and assay formats. The IMMULITE instruments are closed systems, meaning that they will not perform other manufacturers’ tests. Accordingly, a major factor in the successful marketing of these systems is the ability to offer a broad menu of assays. In addition to almost 100 IMMULITE assays, the Company sells a broad range of tests based on other technologies that can be performed manually using the customer’s own laboratory equipment, such as radioimmunoassay (RIA) tests.
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
     An important measure of the penetration of IMMULITE reagent sales is the average amount of reagent sales sold per instrument shipped, referred to as “reagent utilization”. It takes a number of weeks or months after an instrument is shipped for it to become fully functional with regard to reagent utilization because of the time it takes for the customer to become familiar with the operation of the instrument and all of the tests a customer can run on the instrument. The Company calculates reagent utilization for a fiscal period by dividing IMMULITE reagent sales for the period by the total number of instruments shipped as of the end of the previous fiscal period.

Results of Operations
SUMMARY FINANCIAL DATA

(Amounts in Thousands, Except Per Share Data)	2005	% change	2004	% change	2003

Sales	$481,102	7.7%	$446,819	16.1%	$384,895
Gross Profit	268,412		246,770		214,852
% of sales	55.8%		55.2%		55.8%
Operating Expenses:
Selling	79,406		74,599		61,965
Research and Development	52,097		45,277		40,677
General and Administrative	51,288		47,790		34,916
Gain on Sale of Product Line	(343)				(4,218)
Equity in Income of Affiliates	(9,821)		(8,451)		(6,064)

Total Operating Expenses	172,627	8.4%	159,215	25.1%	127,276
% of sales	35.9%		35.6%		33.1%
Operating Income	95,785	9.4%	87,555	0.0%	87,576
% of sales	19.9%		19.6%		22.8%
Interest/Other Income-net	2,067		450		860

Income Before Income Taxes and Minority Interest	97,852		88,005		88,436
Provision for Income Taxes	28,485		25,495		26,280
Income Tax Rate	29.1%		29.0%		29.7%
Minority Interest	2,214		775		361

Net Income	$67,153	8.8%	$61,735	-0.1%	$61,795

Earnings per share:
Basic	$2.29		$2.12		$2.15
Diluted	$2.23		$2.06		$2.08
Sales
     The Company’s sales increased 8% in 2005 to $481.1 million compared to sales of $446.8 million in 2004, which was a 16% increase over 2003 sales of $384.9 million. Sales of all IMMULITE products (instruments and reagents) in 2005 were $440.4 million, a 9% increase over 2004. In 2004, sales of all IMMULITE products were $404.8 million, a 20% increase over 2003. Sales of IMMULITE products represented 92% of 2005 sales, 91% of 2004 sales, and 88% of 2003 sales.
     The various categories of IMMULITE product sales in 2005, 2004, and 2003 are shown in the following chart:

IMMULITE Product Line Sales

(Dollars in Millions)	2005	% change	2004	% change	2003

IMMULITE 2000/2500
Reagents	$272.0	15.4%	$235.6	28.0%	$184.0
Instruments and Service	42.9	5.1%	40.8	36.0%	30.0

Total	$314.9	13.9%	$276.4	29.2%	$214.0

IMMULITE (including IMMULITE 1000)

Reagents	$105.2	-4.3%	$109.9	5.0%	$104.7
Instruments and Service	20.3	9.7%	18.5	-4.1%	19.3

Total	$125.5	-2.3%	$128.4	3.5%	$124.0

IMMULITE Product Line Sales	$440.4	8.8%	$404.8	19.8%	$338.0

     IMMULITE instrument sales in 2005 grew at a slower pace than 2004 due in part to a reduction in the number of instruments purchased by the Company’s Italian affiliate. The Company shipped a total of 917 IMMULITE systems in 2005, including 627 IMMULITE 2000 and 2500 systems and 290 IMMULITE 1000 systems. The total base of IMMULITE systems shipped grew to 10,927, including 4,285 IMMULITE 2000 and 2500 systems. This installed base of instruments and an expanding test kit menu are expected to support continued growth in the coming years. In 2004, the Company shipped a total of 977 IMMULITE systems, including 714 IMMULITE 2000 and 2500 systems, and in 2003 the Company shipped a total of 880 systems, including 553 IMMULITE 2000 systems.
     In 2005, as in the previous year, the growth of DPC’s business was driven primarily by ongoing demand for the IMMULITE 2000 and the IMMULITE 2500. The IMMULITE 2500, which was launched in June 2004, reduces the time it takes to get a result from tests, most importantly tests used by emergency rooms to aid in the diagnosis of cardiac conditions. For this reason, although the 2500 has a higher price than the 2000, the 2500 may erode sales of the 2000. However the two instruments are otherwise very similar and the Company will continue to market the 2000 to a significant group of customers for which the faster test results are not critical, such as large reference laboratories. The IMMULITE 2000 and the 2500 have a longer sales process than the IMMULITE due to the higher sales price. The Company has also experienced a longer time delay between instrument placement and the ramp-up of reagent sales with the IMMULITE 2000 and the 2500, compared to the IMMULITE. Included in IMMULITE 2000/2500 equipment sales is revenue relating to the Company’s sample management system (SMS), a sample-handling device that can be attached to the IMMULITE 2000/2500. The increase in instrument and service revenue in 2004 over 2003 was in part due to the increased number of IMMULITE 2000/2500’s placed and the increased number of instruments in service.
     In the fourth quarter of 2002, the Company began shipping the IMMULITE 1000, an updated version of the IMMULITE One (together the “IMMULITE”). The number of IMMULITES shipped has declined in the last two years due to larger customers’ preference for the IMMULITE 2000/2500. Even though IMMULITE sales have declined, demand for the IMMULITE continues to be strong, and the Company believes that it remains an important complement to the higher throughput, state-of-the-art IMMULITE 2000 and 2500. The number of IMMULITE instruments shipped may continue to decline as more refurbished systems (which are not included in the total count of units shipped) become available at a price lower than that of new instruments.
     The increase in IMMULITE 2000/2500 reagent sales is in part due to the larger installed base of instruments. Reagent utilization on the IMMULITE 2000/2500 fell to $17,134 in the fourth quarter of 2005 from $17,937 in the fourth quarter of 2004. In the fourth quarter of 2003, reagent utilization on the IMMULITE 2000 was $18,537. The decrease in 2005 was in part caused by a lack of new kit introductions in the first three quarters of 2005, the mix of instruments going into high volume environments and the fact that the IMMULITE 2500 generally uses fewer reagents than the 2000. The reasons for the decrease in 2004 were similar to 2005 and included an $800,000 decrease in the sale of homocysteine kits. Reagent utilization on the IMMULITE fell to $3,824 in the fourth quarter of 2005 from $4,426 in 2004, which was down from $4,497 in 2003. It is expected that the utilization on the IMMULITE will decline in the future as these instruments are placed in lower volume environments.
     Sales of the Company’s mature RIA or isotopic products, $21.4 million in 2005, were down 11% from $24.1 million in 2004. Sales in 2004 decreased 10% from 2003. It is expected that these sales levels will decline in the future as customers move to more automated methods of testing which do not require radioactive agents.
     Sales of other DPC products declined to $4.4 million in 2005 from $6.2 million in 2004. In 2003 sales of other DPC products were $10.6 million. Sales of other DPC products in 2004 fell due to the introduction of allergy testing on the IMMULITE 2000, which took sales away from the Company’s microplate-based allergy tests. The Company decided to cease production of its microplate-based allergy tests at the end of 2003, resulting in a reduced amount of sales in 2004. In the third quarter of 2003, the Company sold its PathoDx product line. The Company continued manufacturing these products until the middle of 2005. The revenue from these products declined significantly in 2004 and has now ceased. The Company’s sales of other manufacturers’ products increased to $14.9 million in 2005 from $11.6 million in 2004 and $9.7 million in 2003. The Company announced in the fourth quarter of 2004 that it would begin distributing clinical chemistry equipment from Thermo Electron Corporation (TEC), a manufacturer of clinical chemistry and automation instrumentation, in selected markets. This contributed to the increase in 2005, and should increase sales of other manufacturers’ products in the future. This category also includes freight expenses billed to customers which was approximately $3.5 million in each of the years presented.
     Domestic sales increased 12% in 2005 over 2004, and 18% in 2004 over 2003, reflecting in part the Company’s continued success with larger customers and purchasing organizations and indirect distribution into smaller doctor’s office laboratories. Domestic sales as a percentage of total sales were approximately 30% in 2005 and 29% in 2004 and 2003.
     Foreign sales (including U.S. export sales, sales to non-consolidated foreign affiliates, and sales of consolidated subsidiaries) as a percentage of total sales were approximately 70% in 2005 and 71% of sales in 2004 and 2003. Europe, the Company’s principal foreign market, represented 40%, 45%, and 46% of total sales in 2005, 2004, and 2003, respectively. Sales in the Company’s German subsidiary, which includes the Czech Republic and Poland, increased 5.3% to $61.5 million in 2005 from $58.4 million in 2004, and $52.8 million in 2003, reflecting the success of the IMMULITE 2000 product line. Sales in the Brazil region, which includes certain other Central and South American countries, accounted for approximately 11% of total sales, or $54.2 million, in 2005, compared to $39.7 million in 2004 and $31.9 million in 2003. In the past, the Brazilian Real has been very volatile relative to the U.S. dollar. The exchange rate of Reals to the U.S. dollar was 2.3:1 at the end of 2005, 2.7:1 at the end of 2004, and 2.9:1 at the end of 2003. Although the Real has strengthened relative to the dollar in the past few years, it might weaken significantly in the future. The Company has generally been able to increase prices when it has experienced significant devaluations in the Real; however, it has not been able to fully offset such currency effects.
     Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of the translation of the financial statements of consolidated foreign affiliates is that of lower sales and net income. In periods when the dollar is weakening, the impact is the reverse. The Company’s greatest exposure is to the Euro and the Brazilian Real. Based on the comparison of the exchange rates to the immediately preceding year, in 2003, the dollar weakened relative to the Euro and to the Real. The net effect was a positive impact of 7% on sales. In 2004 the dollar weakened relative to both the Euro and the Real and the effect was a positive impact of 5% on sales. In 2005 the dollar strengthened relative to the Euro and weakened relative to the Real and the net effect was a positive impact of 2% on sales. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset the negative effect when the U.S. dollar is strong.
     In the fourth quarter of fiscal year 2002, the Company discovered internally that certain senior managers and other employees of its Chinese subsidiary had made certain improper payments that may have violated foreign and U.S. laws. In addition, the deduction of these payments and benefits by the subsidiary on its tax returns may have been improper under Chinese tax law, resulting in underpayments of Chinese taxes. An independent investigation by the Company’s audit committee concluded that no current members of the Company’s senior management knew of or were involved in the provision of the payments and benefits. The Company has made changes in the management of the Chinese subsidiary, including replacement of the senior managers involved, and has implemented procedures and controls to address these issues and to promote compliance with applicable laws. The Company voluntarily disclosed these payment issues to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) in the first quarter of 2003 and cooperated fully with these agencies in their investigations.
     The Company has resolved these issues with both the SEC and the DOJ. In the second quarter of 2005, the Company paid an aggregate of approximately $4.8 million to those agencies, consisting of $2.0 million in fines and approximately $2.8 million in disgorgement of profits and related interest charges. The Company accrued $1.5 million in 2002 and an additional $3.4 million in 2004 with respect to these settlement costs. The Company’s Chinese subsidiary pled guilty to violations of the United States Foreign Corrupt Practices Act (“FCPA”) and agreed to take certain actions including engaging an independent monitor for its FCPA compliance activities in China. The SEC issued a cease and desist order, and the Company agreed to take certain actions including engaging an independent monitor for its FCPA compliance program. The Company recorded charges to it income tax provision related to the non-deductibility of the improper payments in China and other Chinese tax-related matters of $1.4 million in 2002 and $0.9 million in 2003. The termination of the improper payments in China has had and may continue to have a significant adverse effect on future operations in China because such termination could negatively influence a significant number of the Chinese subsidiary’s customers’ decisions as to whether to continue to do business with that subsidiary or result in actions by Chinese authorities. In 2005, the Chinese subsidiary had sales of $6.0 million, versus sales of $8.2 million in 2004.

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
     The Company’s Brazilian subsidiary is a participant along with various other companies in a number of lawsuits against the Brazilian Government claiming unlawful taxation. Historically the companies involved in these suits have had limited success in having these taxes overturned. The Company has also purchased unused tax credits for approximately $1.0 million from an unrelated company. However, due to uncertainty related to the Company’s ability to use these credits against its tax liabilities, it has fully reserved against the cost of these credits. These court cases typically take many years to be decided and the Company estimates what its most likely loss outcome will be based on the merits of the individual cases and advice of outside counsel. As of December 31, 2005, the Company has accrued amounts it believes it will have to pay. In the suit that involves the majority of the disputed taxes, in this case sales taxes, if the courts were to rule against the Company in all actions, it would create an additional liability of $1.0 million. In March of 2005, the Company’s Brazilian subsidiary was informed by the Brazilian Government that it believed the Company’s Brazilian subsidiary owed additional tariffs due to a change the Brazilian company made to its product classification. The Company believes that it will prevail in this case. However if the courts were to rule against it, it would create an additional liability of approximately $500,000.
Cost of Sales
     Gross margins are generally affected by product mix (regents vs. instruments), customer mix (foreign vs. domestic), and movement in foreign currencies. Gross margin in 2005 increased to 55.8% from 55.2% in 2004. The increase was in part due to an increase in reagent sales, which have a higher gross margin, as a percentage of total sales and an increase in sales mix toward higher margin U.S. customers and away from foreign distributor sales. Gross margin in 2004 decreased to 55.2% from 55.8% in 2003. The decrease was due in part to a $1.4 million dollar payment for a homocysteine license to cover customers’ historical purchases of the Company’s homocysteine tests, $1.0 million of unabsorbed costs related to IMMULITE 2500 manufacturing issues in New Jersey which temporarily affected production of the IMMULITE 2500 during the fourth quarter, and approximately $1.0 million in inventory write-downs related in part to discontinued products, in particular the microplate allergy line.
Operating Expenses and Other
     Total operating expenses (Selling, Research and Development, and General and Administrative) as a percentage of sales were 35.9% in 2005, 35.6% in 2004 and 33.1% in 2003. All categories increased annually in absolute dollars to support the increased levels of sales. Research and development expenses increased from 10.1% of sales in 2004 to 10.8% of sales in 2005 due primarily to a $1.7 million expense related to a joint instrument development project with Thermo Electron Corporation. No such additional expenses are expected to be incurred on this development project until the instrument is released.
     Included in general and administrative expense for 2003 is approximately $884,000 in legal expenses related to the issues in China. In 2004 general and administrative expenses included $2.6 million for estimated payments to the SEC and the DOJ in resolving this matter. In 2004 the Company also incurred $1.7 million in legal expenses related to the issues in China. In 2004 general and administrative expenses also included $2.0 million related to the implementation of Sarbanes-Oxley Section 404 and approximately $500,000 related to leasehold write-downs in the Los Angeles manufacturing facility that was reconfigured. In 2005 general and administrative expenses included $1.4 million in legal and other transaction related fees, for which discussions are no longer active. The strong Euro also contributed to higher selling and general and administrative expenses in 2003 and 2004.
     Effective July 1, 2003, the Company sold its PathoDx product line of manual tests to Remel, Inc. for $4.9 million. The Company continued to manufacture the products for Remel until the middle of 2005. The Company was paid $4.4 million at closing and the remaining amount of approximately $500,000 when the manufacturing process was transitioned. In the third quarters of 2003 and 2005, the Company recognized gains related to the sale of $4.2 million and $343,000, respectively, which are included as components of operating income.
     Equity in income of affiliates represents the Company’s share of earnings of non-consolidated affiliates, principally the 45%-owned Italian distributor. This amount increased 16% in 2005 relative to 2004 and 39% in 2004 relative to 2003, primarily due to increased earnings of the Italian distributor.
     Net interest and other income (expense) represent the excess of interest income over interest expense and other amounts of income and expense. Net interest income and other income were $2.1 million in 2005, $450,000 in 2004 and $860,000 in 2003. The increase in 2005 was primarily related to an increase in invested cash and increases in interest rates. The 2004 amount included $750,000 in accrued interest expense related to estimated settlement amounts related to the Company’s Chinese subsidiary as well as $319,000 in foreign currency transaction gains. The 2003 amount included approximately $1.2 million in foreign exchange gains. In addition, in 2003, the Company experienced a $433,000 increase in local tariffs in Brazil.
Income Taxes and Minority Interest
     The Company’s effective tax rate (29% in 2005 and 2004, 30% in 2003) includes Federal, State, and foreign taxes. The Company is routinely involved in federal and state income tax audits. The Company regularly evaluates potential tax exposures and establishes an accrual for amounts, which are probable of being paid. The Company believes it has adequately provided for such potential tax exposure.
     Minority interest represents the 44% interest in the Company’s Brazilian subsidiary held by a third party. Increases or decreases in this amount reflect increases or decreases in the profitability of the Brazilian distributor.
Net Income
     In 2005 net income was $67.2 million ($2.23 per diluted share), a 9% increase over 2004 as the increase in sales and gross margin more than offset the increase in operating expenses. 2004 net income of $61.7 million ($2.06 per diluted share) was slightly less than 2003 net income of $61.8 million ($2.08 per diluted share) due to the increases in cost of sales and operating expenses discussed above. The $4.2 million gain from the sale of the PathoDx product line had a $0.10 per share after tax positive impact on 2003 diluted earnings per share. Net income in 2006 will be adversely impacted by stock based compensation expense that will be recognized as a result of the adoption of SFAS 123R as discussed below under “New Accounting Pronouncements-SFAS 123R.”
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
     Property, Plant and Equipment
     Property, plant and equipment is stated at cost, less accumulated depreciation and amortization, which is computed using straight-line and declining-balance methods over the estimated useful lives (1 to 50 years) of the related assets.

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
     Intangible assets consist of purchased technology licenses. The technology licenses are amortized on a straight-line basis over the life of the patented technology. The Company purchased no technology licenses in 2005. The technology licenses had a weighted average amortization period of 13 years for purchases in 2004 and 2003.
     Deferred Income Taxes
     Deferred income taxes represent the income tax consequences on future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes multiplied by the applicable statutory income tax rate. Valuation allowances are established against deferred income tax assets if it is more likely than not that they will not be realized. The Company has deferred income tax assets for state net operating loss carry-forwards and state research and development tax credits. Such loss carry-forwards and credits expire in accordance with provisions of applicable tax laws beginning in the years 2005 through 2011. The Company maintains a valuation allowance for substantially all of the net operating loss carry-forwards and the state research and development tax credit carry-forwards as it is more likely than not that they will not be recovered.
     Revenue Recognition
     The Company’s revenue recognition policies are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” Changes in the underlying terms of the Company’s various revenue arrangements could result in changes in the revenue recognition policies. Additionally, changes in the Company’s sales returns experience could result in the need for a sales return allowance.
     Contingencies
     The Company is involved in various legal matters for which there is uncertainty relative to the outcome, including those involving the Company’s Chinese and Brazilian subsidiaries. To provide for the potential exposure, the Company established accruals for unfavorable rulings that management believes are adequate. In addition, the Company is routinely involved in federal and state income tax audits. To provided for potential tax exposures, the Company maintains an allowance for tax contingencies that management believes is adequate.
Liquidity and Capital Resources
     The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements. At December 31, 2005 and December 31, 2004, the Company had $112,913,000 and $80,425,000 in cash and cash equivalents, respectively. Included in the cash and cash equivalents at December 31, 2005 and 2004 is $73,941,000 and $30,827,00, respectively, of short-term, high-quality, commercial paper.
     In 2005 net cash flows from operating activities were $79.7 million, consisting of $122.2 million provided by net income ($67.2 million) adjusted for amortization and depreciation ($50.9 million) and other non-cash items ($4.1 million) included in net income, less $42.5 million used in changes in operating assets and liabilities. The most significant elements of net cash used in operating assets and liabilities in 2005 were an increase of $37.0 million in inventories which includes $32.5 million in placed instruments, and an $8.7 million increase in accounts receivable which resulted from the Company’s increase in sales, less $8.2 million provided by an increase in accounts payable. Net cash flows from operating activities were $69.6 million in 2004, consisting of $110.3 million provided by net income

($61.7 million) adjusted for depreciation and amortization ($43.6 million) and other non-cash items ($5.0 million) included in net income, less $40.7 million used in changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities in 2004 were a $34.7 million increase in inventories, which includes $30.4 million in placed instruments, an $12.6 million increase in accounts receivable which resulted from the Company’s increased sales, less $8.6 million provided by increases in accrued liabilities which included $3.4 million of accruals related to the Company’s Chinese subsidiary. Net cash flows from operating activities were $63.6 million in 2003. Net cash flows in 2003 consisted of $93.6 million provided by net income ($61.8 million) adjusted for depreciation and amortization ($35.5 million) less other non-cash items ($3.7 million) included in net income, less $30.0 million used in changes in operating assets and liabilities. The most significant element of the net cash used in operating assets and liabilities in 2003 was a $28.4 million increase in inventories, which includes $21.8 million in placed instruments.
     Cash flows used for investing activities consist principally of additions to property, plant and equipment. Additions to property, plant, and equipment in 2005 were $31.9 million compared to $50.3 million in 2004 and $42.0 million in 2003. Included in 2005 is $9.3 million for the expansion of the Company’s New Jersey manufacturing facility. Included in 2004 is $21.7 million for the fit out of the Company’s new building in Los Angeles and $8.6 million for the construction and fit out of the Company’s new building in the United Kingdom. Included in 2003 is approximately $23.8 million for the purchase and fit out of the Company’s new building in Los Angeles, approximately $3.2 million for the construction of a new building in Wales, $800,000 for the implementation of an ERP system in Wales, and $1.0 million for manufacturing equipment in New Jersey.
     The Company implemented a new computer system in United Kingdom in 2003 for a capitalized cost of approximately $1 million. The Company is implementing a similar system in its New Jersey manufacturing facility and has expended $1.7 million as of the end of 2005. It is anticipated that this conversion will be completed in 2006 at a cost of approximately $2.6 million.
     The Company has a $20 million unsecured line of credit with Wells Fargo Bank. No borrowings were outstanding at December 31, 2005, 2004 and 2003 under the line of credit. The line of credit matures July 2007. The Company had notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in the local currency, some of which are guaranteed by the U.S. parent company) of $11.6 million as of December 31, 2005 compared to $15.4 million at December 31, 2004. The terms of the loans are described in “ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.”
     The Company paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, from 1995 until the fourth quarter of 2004. In the fourth quarter of 2004 the Company increased its quarterly cash dividend to $.07 per share.
     The Company expects to purchase shares of its Portuguese and Greek affiliates that is does not own for a total of approximately 12 million Euros in 2006.
Contractual Obligations and Commitments
     On April 1, 2002, the Company amended its lease relating to 116,000 square feet of its Los Angeles facility. The original lease expired on December 31, 2002. The amendment extended the term of the lease for two years through December 31, 2004 and increased the rent to approximately $.75 from $.70 per square foot, for a total annual rent of $1,035,000 effective January 1, 2003. The Company remodeled the Los Angeles facility, increasing the facility to 118,000 square feet, and in 2005 exercised its option to extend the term through December 31, 2006 at $.79 per square foot, for a total annual rent of $1,087,000. The lease is with a partnership comprised of Michael Ziering, CEO and director, Ira Ziering, SVP and director, Marilyn Ziering, a principal shareholder, and other children of Mrs. Ziering who are shareholders of the Company. The rent was determined on various factors, including an independent appraisal, and the non-interested members of the board of directors approved the terms of the lease amendment and option exercise unanimously.
     The following table discloses the Company’s obligations and commitments to make future payments under contractual obligations at December 31, 2005, which include the Company’s subsidiaries’ notes payable and lease commitments (see “Interest Rate Risks” in Item 7A below and “Note 4 – Notes Payable” of Notes to Consolidated Financial Statements).

	Payment Due by Year
			2007	2009
Dollars in Thousands	Total	2006	& 2008	& 2010	Thereafter
Notes Payable	$11,558	$7,124	$4,434
Interest on Notes Payable (1)	393	259	134
Operating Leases	16,205	6,144	4,974	$1,992	$3,095
Purchased Technology Obligations	1,000	1,000

Total	$29,156	$14,527	$9,542	$1,992	$3,095

(1)	Amounts presented for interest payments assume that all long-term debt obligations outstanding as of December 31, 2005 will remain outstanding until maturity, and interest rates on variable-rate debt in effect as of December 31, 2005 will remain in effect until maturity.
New Accounting Pronouncements
     Statement of Financial Accounting Standards (SFAS) 154-In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections-A Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company does not believe this will have a significant effect on its financial statements.
     FASB Interpretation No. (FIN) 47-In March 2005, the FASB Issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.” FIN 47 clarifies that SFAS 143 requires accrual of the fair value of legally required asset retirement obligations if sufficient information exists to reasonably estimate the fair value. The adoption of FIN 47 did not have a significant effect on the Company’s financial statements.
     SFAS 123R-In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Shared Based Payment.” This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. The Company is required to adopt the provisions of SFAS 123R effective as of January 1, 2006. The Company intends to use the Black-Scholes model to determine the fair value of share-based payments, such as stock options, which is the same method used in determining the pro forma disclosures set forth in Note 1 to Consolidated Financial Statements. The Company believes that stock-based compensation expense will be in the range of $.10 to .$12 per share in 2006, although the actual expense in 2006 and thereafter will depend on a number of factors, including the number of options granted, the Company’s stock price and related volatility, and other assumptions used in estimating the fair value of stock options at the time of grant.
     The Company anticipates that it will use the modified prospective method of application of SFAS 123R. Under the modified prospective method, compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.
     SFAS 151-In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS No. 151 on its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to certain market risks arising from transactions in the normal course of its business— principally risk associated with interest rate and foreign currency fluctuations.
Interest Rate Risk
     The Company periodically invests its excess cash in short-term high-quality commercial paper. At December 31, 2005, the Company had $73,941,000 invested in such securities, which yielded an average annual return of approximately 2.9%. The average maturity of these investments is less than one month. At December 31, 2004, the Company had $30,827,000 invested in such securities, which yielded an average annual return of approximately 2.47%. The average maturity of these investments is less than one month.
     Additionally, the Company has debt obligations at its foreign subsidiaries that mature on various dates. The tables below presents principal cash flows translated into U.S. dollars at year-end spot rates and related interest rates by year of maturity:
Notes Payable Information December 31, 2005

	Expected Year of Maturity
U.S. Dollars in Thousands	2006	2007	Total

Germany: Variable rate notes	$2,095	$3,955	$6,050
Average interest rate	3.5%	3.5%	3.5%

Brazil: Variable rate credit line	3,046		3,046
Average interest rate	2.3%		2.3%

France: Fixed rate note	1,179	479	1,658
Average interest rate	5.4%	5.4%	5.4%

Spain: Variable rate note	804		804
Average interest rate	3.5%		3.5%
Notes Payable Information December 31, 2004

	Expected Year of Maturity
U.S. Dollars in Thousands	2005	2006	2007	Total

Germany: Variable rate notes	$1,825	$6,932		$8,757
Average interest rate	3.9%	4.2%		4.1%

Brazil: Variable rate credit line	2,368			2,368
Average interest rate	2.7%			2.7%

France: Fixed rate note	1,919	1,350	564	3,833
Average interest rate	5.4%	5.4%	5.4%	5.4%

Spain: Variable rate notes	332			332
Average interest rate	2.9%			2.9%

Sweden: Variable rate note	62			62
Average interest rate	4.1%			4.1%

Netherlands: Fixed rate note	7			7
Average interest rate	7.3%			7.3%

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
     The Company had no hedges outstanding as of December 31, 2005. The following tables provide information as of December 31, 2004 concerning the Company’s forward currency exchange contracts related to certain commitments of its subsidiaries denominated in foreign currencies. The table presents the contractual amount, the weighted-average expiration date, the weighted-average contract exchange rates, and the values for its currency contracts outstanding.
Foreign Currency Exchange Contracts Outstanding December 31, 2004

			Equivalent
		Weighted-	U.S. Dollar
		Average	Value at
		Forward	December 31,	Weighted-	Unrealized
		Contract	2004	Average	Loss at
	U.S.	Rate per	Exchange	Maturity	December 31,
Local Currency	Amount Buy	U.S. Dollar	Rates	Date	2004

Contracts for Purchase of U.S. Dollars:
Australian Dollar	$2,700,000	0.7437	$2,808,000	05/15/05	$(108,000)
Euro	24,325,000	1.3105	25,236,000	05/30/05	(911,000)
Swedish Krona	2,000,000	7.0153	1,894,000	05/09/05	106,000
British Pound	1,750,000	1.8786	1,776,000	04/29/05	(26,000)

	$30,775,000		$31,714,000		$(939,000)

In addition, the Company’s non-consolidated affiliates had unrealized gains on foreign exchange contracts at December 31, 2005 of $58,000, of which $19,000 (net of income tax effect of $8,000) related to cash flow hedges was included in the Company’s accumulated other comprehensive income (loss).
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15 for a listing of the consolidated financial statements and supplementary data filed with this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls Over Financial Reporting
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment of those criteria, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.
     The Company’s independent registered public accounting firm has issued an audit report dated March 14, 2006 on management’s assessment of internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Diagnostic Products Corporation
Los Angeles, California
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Diagnostic Products Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.
/S/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 14, 2006
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
     The information contained in the sections entitled “Election of Directors — Nominees”; “Election of Directors — Board Meetings and Committees — Audit Committee” (first paragraph); “Ownership of Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance”; and “Executive Officers” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC by May 1, 2006 is hereby incorporated herein by reference. If such Proxy Statement is not filed by May 1, 2006, the information required by Part III of this report will be included in an amendment to this Form 10-K to be filed by May 1, 2006.
     See “Item 1. Business — Additional Company and Corporate Governance Information” for information concerning our Code of Ethics.
ITEM 11. EXECUTIVE COMPENSATION
     The information contained in the sections entitled “Election of Directors–Compensation of Directors,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC by May 1, 2006 is hereby incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information contained in the section entitled “Ownership of Common Stock” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC by May 1, 2006 is hereby incorporated herein by reference.
     See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information about securities authorized for issuance under equity compensation plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information contained in the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC by May 1, 2006 is hereby incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information contained in the second and third paragraphs of the section entitled “The Company’s Auditors and Audit Fees” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC by May 1, 2006 is hereby incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of Report:
1.	Financial Statements:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Income for each of the three years in the period ended December 31, 2005.
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2005.
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005.
Notes to Consolidated Financial Statements.
Supplementary Financial Data.
2.	Financial Statement Schedules-None.

3.	Exhibits — See “Exhibit Index” which appears after the signature page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Diagnostic Products Corporation
Los Angeles, California
We have audited the accompanying consolidated balance sheets of Diagnostic Products Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Diagnostic Products Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/S/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 14, 2006

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in Thousands, Except Share Data)	2005	2004
Assets
CURRENT ASSETS:
Cash and cash equivalents	$112,913	$80,425
Accounts receivable (including receivables from unconsolidated affiliates of $6,724 and $6,190, respectively) — net of allowance for doubtful accounts of $3,658 and $3,667, respectively	107,286	102,462
Inventories	94,532	93,228
Prepaid expenses and other current assets	4,901	3,773
Deferred income taxes	3,345	4,030

Total current assets	322,977	283,918
PROPERTY, PLANT, AND EQUIPMENT — net	153,917	144,772
INSTRUMENTS — net	78,336	82,730
INVESTMENTS IN AFFILIATED COMPANIES	38,547	39,227
OTHER ASSETS — net	12,034	13,461
GOODWILL	13,377	13,441

TOTAL ASSETS	$619,188	$577,549

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Short-term borrowings	$7,124	$6,513
Accounts payable	24,365	18,391
Accrued liabilities	38,339	45,644
Income taxes payable	2,864	3,872

Total current liabilities	72,692	74,420
LONG-TERM LIABILITIES	5,613	8,846
DEFERRED INCOME TAXES	8,221	5,841
MINORITY INTEREST	5,838	4,210
SHAREHOLDERS’ EQUITY:
Common Stock–no par value, authorized 60,000,000 shares; 29,524,447 and 29,230,196 shares outstanding at December 31,2005 and 2004, respectively	82,317	73,881
Retained earnings	449,527	390,597
Accumulated other comprehensive (loss) income	(5,020)	19,754

Total shareholders’ equity	526,824	484,232

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$619,188	$577,549

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
(Amounts in Thousands, Except Per Share Data)	2005	2004	2003
SALES:
Non-Affiliated Customers	$456,465	$413,952	$354,964
Unconsolidated Affiliates	24,637	32,867	29,931

Total Sales	481,102	446,819	384,895

COST OF SALES	212,690	200,049	170,043

Gross Profit	268,412	246,770	214,852

OPERATING EXPENSES:
Selling	79,406	74,599	61,965
Research and Development	52,097	45,277	40,677
General and Administrative	51,288	47,790	34,916
Gain on Sale of Product Line	(343)		(4,218)
Equity in Income of Affiliates	(9,821)	(8,451)	(6,064)

OPERATING EXPENSES-NET	172,627	159,215	127,276
OPERATING INCOME	95,785	87,555	87,576

Interest/Other Income-Net	2,067	450	860

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	97,852	88,005	88,436
PROVISION FOR INCOME TAXES	28,485	25,495	26,280
MINORITY INTEREST	2,214	775	361

NET INCOME	$67,153	$61,735	$61,795

EARNINGS PER SHARE:
BASIC	$2.29	$2.12	$2.15
DILUTED	$2.23	$2.06	$2.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	29,371	29,082	28,731
DILUTED	30,138	29,912	29,679
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated Other
	Common Stock		Retained	Comprehensive	Comprehensive
(Amounts in Thousands, Except Share and Per Share Data)	Shares	Amount	Earnings	Income (Loss)	Income (Loss)
BALANCE, JANUARY 1, 2003	28,603,779	$60,807	$281,228	$(18,471)
Comprehensive income:
Net income			61,795		$61,795
Foreign currency translation adjustment				19,748	19,748
Unrealized loss on foreign exchange contracts—net of tax				(1,164)	(1,164)

Total comprehensive income					$80,379

Income tax benefit received upon exercise of certain stock options		1,621
Issuance of shares upon exercise of stock options	304,190	4,330
Cash dividends ($0.24 per share)			(6,894)

BALANCE, DECEMBER 31, 2003	28,907,969	66,758	336,129	113
Comprehensive income:
Net income			61,735		$61,735
Foreign currency translation adjustment				18,977	18,977
Net change in unrealized loss on foreign exchange contracts—net of tax				664	664

Total comprehensive income					$81,376

Income tax benefit received upon exercise of certain stock options		1,532
Issuance of shares upon exercise of stock options	322,227	5,591
Cash dividends ($0.25 per share)			(7,267)

BALANCE, DECEMBER 31, 2004	29,230,196	73,881	390,597	19,754
Comprehensive income:
Net income			67,153		$67,153
Foreign currency translation adjustment				(25,293)	(25,293)
Net change in unrealized loss on foreign exchange contracts—net of tax				519	519

Total comprehensive income					$42,379

Income tax benefit received upon exercise of certain stock options		1,920
Issuance of shares upon exercise of stock options	294,251	6,516
Cash dividends ($0.28 per share)			(8,223)

BALANCE, DECEMBER 31, 2005	29,524,447	$82,317	$449,527	$(5,020)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in Thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,153	$61,735	$61,795
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	50,897	43,606	35,469
Provision for doubtful accounts	912	1,165	1,110
Minority interest	2,214	775	361
Equity in undistributed income of unconsolidated affiliates — net of distributions	(4,139)	(5,777)	(5,261)
Deferred income taxes	3,617	7,232	2,675
Income tax benefit received upon exercise of stock options	1,920	1,532	1,621
Gain on sale of product line	(343)		(4,218)
Changes in operating assets and liabilities:
Accounts receivable	(8,739)	(12,596)	(4,410)
Inventories	(36,974)	(34,660)	(28,377)
Prepaid expenses and other current assets	234	380	2,053
Other assets	(2,770)	5,226	(829)
Accounts payable	8,213	(1,813)	(4,138)
Accrued liabilities	(2,085)	8,587	2,515
Income taxes payable	(442)	(5,832)	3,249

Net cash flows from operating activities	79,668	69,560	63,615

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Investment in affiliated companies		(219)
Additions to property, plant, and equipment	(31,943)	(50,320)	(41,965)
Acquisition of technology licenses	(3,750)	(1,541)	(2,421)
Proceeds from the sale of product line	488		4,218

Net cash flows used for investing activities	(35,205)	(52,080)	(40,168)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under notes payable	17,097	18,571	12,482
Repayments of notes payable	(19,756)	(26,234)	(16,105)
Proceeds from exercise of stock options	6,516	5,591	4,330
Cash dividends paid to shareholders of minority interest	(696)
Cash dividends paid	(8,223)	(7,267)	(6,894)

Net cash flows used for financing activities	(5,062)	(9,339)	(6,187)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,913)	2,441	(1,701)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,488	10,582	15,559
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80,425	69,843	54,284

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,913	$80,425	$69,843

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash transactions:
Instrument placements transferred from inventories, net	$32,521	$30,438	$21,766

Technology licenses included in accrued liabilities		$1,750	$3,000

Cash paid during the year for income taxes	$24,372	$22,756	$21,003

Cash paid during the year for interest, net of capitalized interest	$1,293	$1,603	$3,056

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of Diagnostic Products Corporation and its majority-owned subsidiaries (together referred to herein as “DPC” or the “Company”) after elimination of all significant intercompany balances and transactions. The consolidated accounts include 100% of the assets and liabilities of these majority-owned subsidiaries. Minority interest represents the 44% of the Company’s Brazilian subsidiary not owned by the Company. The equity method is used to account for investments in affiliates in which the Company exerts significant influence, generally having a 20 to 50 percent ownership interest. The Company also uses the equity method to account for its 10% interest in Lumigen, Inc. (“Lumigen”) because of it ability to exert significant influence as a result of its representation on Lumigen’s Board of Directors and because its purchases from Lumigen are significant to Lumigen.
Factors That May Affect Future Results
     The Company’s future operating results are dependent on its ability to research, develop, manufacture, and market innovative products that meet customers’ needs. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results.
     The Company’s products that are sold in the United States, whether manufactured in the United States or elsewhere, require product clearance by the United States Food and Drug Administration (FDA). In February 2004, the FDA’s Application Integrity Policy (“AIP”) was applied to the Company whereby the FDA would not review new tests for approval until the related issues with the FDA were resolved. On September 6, 2005, the Company was informed by the FDA that the suspension was lifted and that it was no longer subject to AIP.
     The operations of the Company involve the use of substances regulated under various Federal, state, and international laws governing the environment. Environmental costs are presently not material to the Company’s operations or financial position.
     The Company purchases certain chemical compounds that are key components in the IMMULITE system from Lumigen the sole supplier of these chemical compounds, until the related patents expire in 2017. The Company’s business could be materially adversely affected if Lumigen were unable to meet the Company’s supply requirements. In such an event, the Company would be required to enter into new supply agreements or use alternate technologies. If obtainable, such technology must have the same performance characteristics as the technology currently in use.
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
Cash Equivalents
     The Company considers all highly liquid investments purchased having a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 2005 and 2004 is $73,941,000 and $30,827,000, respectively, of short-term, high-quality, commercial paper.
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
     Inventories by major categories are summarized as follows:

(Dollars in Thousands)	2005	2004
Raw materials	$40,384	$43,899
Work in process	33,967	32,767
Finished goods	20,181	16,562

	$94,532	$93,228

     Inventory includes instruments that have been returned as a result of the expiration of leases or trade-ins on upgraded instruments. The Company refurbishes these instruments to satisfy minimum qualification requirements and then resells or leases the instruments. Inventory included $960,000, $525,000 and $570,000 of the return of such instruments as of December 31, 2005, 2004 and 2003, respectively.
Property, Plant and Equipment
     Property, plant and equipment is stated at cost, less accumulated depreciation and amortization, which is computed using straight-line and declining-balance methods over the estimated useful lives (1 to 50 years) of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease.

     Property, plant and equipment consists of the following:

			Estimated
(Dollars in Thousands)	2005	2004	Useful Lives
Land and buildings	$118,892	$114,552	20-50 Years
Machinery and equipment	116,142	106,224	3-10 Years
Leasehold improvements	10,361	9,578	1-9 Years
Construction in progress	4,315	3,714

Total	249,710	234,068
Accumulated depreciation and amortization	(95,793)	(89,296)

Property, plant and equipment — net	$153,917	$144,772

     Construction in progress at December 31, 2005 primarily represents costs for a new operating system being developed for the Company’s New Jersey subsidiary, molds in the process of being manufactured and equipment in the process of being installed for use in operations. Construction in progress at December 31, 2004 primarily represents the construction and fit out of an expansion of a building in New Jersey. In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs,” the Company capitalized interest costs associated with its long term construction projects that are included as part of the historical cost of the assets. Capitalized interest costs were $280,000 in 2005, $957,000 in 2004 and none in 2003.
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
Other Assets
     Other assets consist of the following:

(Dollars in Thousands)	2005	2004
Purchased technology licenses	$8,712	$8,712
Less accumulated amortization of purchased technology licenses	(1,619)	(717)
Long-term accounts receivable	3,371	4,637
Deposits	1,570	829

	$12,034	$13,461

     The technology licenses are amortized on a straight-line basis over the life of the patented technology. The Company entered into no new technology licenses in 2005. The technology licenses had an average amortization period of 13 years for licenses entered into in 2004 and 2003. The amortization expense was $902,000, $581,000 and $136,000 in 2005, 2004 and 2003, respectively. Amortization expense for each of the next five years is estimated to be $700,000 and was calculated using the straight-line method over the shorter of the estimated useful life or the period through the expiration of the patent.
Goodwill
     Goodwill results primarily from the Company’s purchase of certain of its foreign distributors. Goodwill is tested for impairment at the reporting unit level at least annually or whenever events or circumstances indicate that goodwill might be impaired. The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit including an amount for “implied” goodwill. If implied goodwill is less than the net carrying amount of goodwill, then the difference becomes the amount of the impairment that must be recorded in that year. The Company’s annual reviews did not result in any goodwill impairment for the Company for any of the years presented.

Accrued Liabilities
Accrued liabilities consist of the following:

(Dollars in Thousands)	2005	2004
Payroll and benefits	$13,328	$12,170
Brazil tax contingency and other accruals	6,037	4,818
Royalties	5,036	7,339
Deferred service revenue	4,775	4,876
China contingency		4,789
Other	9,163	11,652

Total	$38,339	$45,644

Amounts included in “Other” above are individually insignificant amounts.
Foreign Currency Translation
     The functional currency for foreign subsidiaries is generally the local currency. Assets and liabilities of foreign subsidiaries and affiliates are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and income and expense accounts are translated at the weighted average rate in effect during the year. Foreign exchange translation adjustments are included as a component of comprehensive income (loss) and are accumulated in a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in income. Transaction gains of approximately $72,000, $318,000 and $1,158,000 were included in income for the years ended December 31, 2005, 2004, and 2003, respectively.
Foreign Exchange Instruments
     The Company hedges specific foreign currency exposures by purchasing foreign exchange contracts. Such foreign exchange contracts are generally entered into by the Company’s foreign subsidiaries. The subsidiaries purchase foreign exchange contracts to hedge firm or anticipated commitments, denominated in other than their functional currency, to acquire inventory for resale. The Company does not engage in speculative transactions. The Company’s foreign exchange contracts do not subject the Company to exchange rate risk as any gains or losses on the transactions being hedged offset losses or gains on these contracts. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value or cash flow hedge). For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (loss). The changes in the value of fair value hedges are recorded in earnings. The Company had no hedges outstanding as of December 31, 2005. Total unrealized losses on foreign exchange contracts at December 31, 2004 was $939,000, of which $500,000 (net of income tax benefit of $282,000) related to cash flow hedges was included in accumulated other comprehensive income (loss). The following tables provide information concerning the Company’s forward currency exchange contracts.
Foreign Currency Exchange Contracts Outstanding December 31, 2004

			Equivalent
		Weighted-	U.S. Dollar
		Average	Value at
		Forward	December 31,	Weighted-	Unrealized
		Contract	2004	Average	Loss at
	U.S.	Rate per	Exchange	Maturity	December 31,
Local Currency	Amount Buy	U.S. Dollar	Rates	Date	2004

Contracts for Purchase of U.S. Dollars:
Australian Dollar	$2,700,000	0.7437	$2,808,000	05/15/05	$(108,000)
Euro	24,325,000	1.3105	25,236,000	05/30/05	(911,000)
Swedish Krona	2,000,000	7.0153	1,894,000	05/09/05	106,000
British Pound	1,750,000	1.8786	1,776,000	04/29/05	(26,000)

	$30,775,000		$31,714,000		$(939,000)

In addition, the Company’s non-consolidated affiliates had unrealized gains on foreign exchange contracts at December 31, 2005 of $58,000, of which $19,000 (net of income tax effect of $8,000) related to cash flow hedges was included in the Company’s accumulated other comprehensive income (loss).
Accumulated Other Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) are as follows:

(Dollars in Thousands)	2005	2004
Foreign Currency Translation Adjustments	$(5,039)	$20,254
Unrealized Losses on on Cash Flow Hedges	19	(500)

Total	$(5,020)	$19,754

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
Stock Options
     Stock options issued by the Company are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company follows the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB

Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In December of 2004, the FASB issued SFAS 123 (revised 2004) (“SFAS 123R”) see “New Accounting Pronouncements” below.
     As permitted by SFAS No. 123, the Company chose to continue accounting for stock options at their intrinsic value through 2005. Accordingly, no compensation expense has been recognized for its stock option compensation plans as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method of accounting been applied to the Company’s stock option plans, the tax-effected impact would be as follows:

(Amounts in Thousands Except Per Share Data:)	2005	2004	2003
Net Income:
As Reported	$67,153	$61,735	$61,795
Pro Forma Expense, net of tax	(4,020)	(2,988)	(2,491)

Pro Forma	$63,133	$58,747	$59,304

Net Earnings Per Share
Basic:
As Reported	$2.29	$2.12	$2.15
Pro Forma Adjustment	(0.14)	(0.10)	(0.09)

Pro Forma	$2.15	$2.02	$2.06

Diluted:
As Reported	$2.23	$2.06	$2.08
Pro Forma Adjustment	(0.13)	(0.10)	(0.08)

Pro Forma	$2.09	$1.96	$2.00

Weighted Average Assumptions for Pro Forma Disclosure:

	2005	2004	2003
Expected option life	7.0 years	7.0 years	7.0 years
Dividend yield	0.70%	0.74%	0.65%
Volatility	33%	30%	31%
Risk-free interest rate	4.36%	3.76%	3.49%
Forfeiture rate	10.3%	7.6%	5.0%
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
New Accounting Pronouncements
     SFAS 154-In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company does not believe this will have a significant effect on its financial statements.

     FIN 47-In March 2005, the FASB Issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.” FIN 47 clarifies that SFAS 143 requires accrual of the fair value of legally required asset retirement obligations if sufficient information exists to reasonably estimate the fair value. The adoption of FIN 47 did not have a significant effect on the Company’s financial statements.
     SFAS 123R-In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Shared Based Payment.” This standard will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost will be recognized over the vesting period. The Company is required to adopt the provisions of SFAS 123R effective as of January 1, 2006. The Company intends to use the Black-Scholes model to determine the fair value of share-based payments, such as stock options, which is the same method used in determining the pro forma disclosures set forth under “Stock Options” above, although the actual expense in 2006 and thereafter will depend on a number of factors, including the number of options granted, the Company’s stock price and related volatility, and other assumptions used in estimating the fair value of stock options at the time of grant.
     The Company anticipates that it will use the modified prospective method of application of SFAS 123R. Under the modified prospective method, compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.
     SFAS 151-In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS No. 151 on its financial position and results of operations.
Reclassifications
     Certain amounts have been reclassified in 2004 and 2003 to conform to the 2005 presentation. These included income statement reclassifications for freight costs and freight billed to customers. The impact these reclassifications were as follows: an increase to sales of $3,646,000 in 2004 and $3,509,000 in 2003, an increase to cost of sales of $6,704,000 in 2004 and $5,679,000 in 2003, a decrease to selling expenses of $3,025,000 in 2004 and $2,125,000 in 2003, a decrease to general and administrative expenses of $12,000 in 2003, and an increase in other income of $33,000 in 2004 and 2003. There was no impact on net income from these reclassifications for any of the periods presented.
Note 2 — Instruments
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

(Dollars in Thousands)	2005	2004
Placements and operating leases	$236,163	$227,434
Less accumulated amortization	163,956	150,956

Net	72,207	76,478

Sales-type leases	7,684	7,234
Less current portion	1,555	982

Net	6,129	6,252

Total	$78,336	$82,730

     Instrument rental revenue was $9,295,000 in 2005, $8,484,000 in 2004, and $8,072,000 in 2003. Placed instruments and instruments subject to operating leases are generally depreciated over five years.
     Future minimum lease payments receivable are as follows:

	Operating	Sales-Type
(Dollars in Thousands)	Leases	Leases
2006	$3,093	$2,863
2007	2,033	2,315
2008	1,325	1,737
2009	561	1,214
2010	178	568
Thereafter	—	—

Total	$7,190	8,697

Less amounts representing interest		1,013

Present value of minium lease payments receivable		$7,684

     Future minimum lease payments receivable for operating leases do not include instruments placed on a reagent rental basis, where the customer agrees to pay a mark-up on reagents but is not charged for the instrument or instruments placed at no charge to the customer (soft placement) subject to the customer’s agreement to purchase a minimum amount of reagents. Revenue on reagent rentals and soft placements is recognized based on reagent shipments.
Note 3 — Investment in Affiliated Companies
     The Company has equity interests in four non-consolidated foreign affiliates. The Company accounts for these interests using the equity method. The affiliates distribute the Company’s products in their respective countries. The countries and the Company’s ownership interest are as follows as of December 31, 2005: Portugal, 47.5%; Italy, 45%; Greece, 50% and Croatia, 50%. During 2004, the Company increased its equity interest in its Portuguese affiliate from 45% to 47.5% by purchasing an additional 2.5% of the outstanding shares for $219,000.
     The Company had sales to its non-consolidated foreign affiliates of $24,637,000 in 2005, $32,867,000 in 2004,and $29,931,000 in 2003, including sales to Italy of $18,311,000 in 2005, $26,916,000 in 2004, and $27,957,000 in 2003.
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
     The Company received distributions from its non-consolidated affiliates of $4,177,000, $2,769,000 and $938,000 in 2005, 2004 and 2003, respectively.
     The following represents condensed financial information for all of the Company’s investments in its non-consolidated affiliated companies and the results of their operations.

(Dollars in Thousands)	2005	2004	2003
Current assets	$108,637	$104,777	$76,839
Property and other assets	57,822	66,584	63,770

Total assets	$166,459	$171,361	$140,609

Current liabilities	$66,509	$66,783	$54,510
Non-current liabilities	12,051	1,003	610
Shareholders’ equity	87,899	103,575	85,489

Total liabilities and shareholders’ equity	$166,459	$171,361	$140,609

Sales	$136,040	$129,660	$110,680

Net income	$27,107	$27,367	$20,305

Note 4 — Borrowings
     Borrowings consist of various debt arrangements of the Company’s foreign subsidiaries (some guaranteed by the Company) that are payable in the subsidiaries’ local currency. The borrowings, translated into U.S. Dollars, are summarized as follows:

(Dollars in Thousands)	2005	2004
Variable rate notes payable to a bank in Germany, at an average interest rate of approximately 3%, payable through 2007.	$6,050	$8,757
Variable rate credit line payable to a bank in Brazil secured by an assignment of trade receivables, at an average interst rate of approximately 2%, payable through 2006	3,046	$2,368
Fixed rate note payable to a bank in France, at an average interest rate of approximately 5%, payable through 2007.	1,658	3,833
Variable rate note payable to a bank in Spain, at an average interest rate of approximately 3%, payable through 2006.	804	332
Variable rate note payable to a bank in Sweden, at an average interest rate of approximately 3%, payable through 2005.		62
Fixed rate note payable to a bank in Netherlands, at an average interest rate of approximately 7%, payable through 2005.		7

Total	11,558	15,359
Less current portion	7,124	6,513

Long-term portion	$4,434	$8,846

     At December 31, 2005, the Brazilian subsidiary had credit agreements with several lending institutions. It may borrow an aggregate principal amount of up to 8.0 million Real, or $3.4 million at December 31, 2005, under overdraft and collateralized line of credit facilities. These facilities expire at various times in 2006. As of December 31, 2005 and 2004, $3,046,000 and $2,368,000, respectively, were outstanding under these credit facilities. Advances against these facilities are generally repayable in one to three months.
     Aggregate future maturities of the debt outstanding at December 31, 2005 are $7,124,000 and $4,434,000 in 2006 and 2007, respectively. The Company pledged certain of its assets, principally buildings, land, equipment and trade receivables for substantially all of these borrowings at December 31, 2005.
     The Company also has a line of credit with a bank, under which it may borrow up to $20 million, which matures in July 2007. There were no borrowings or standby letters of credit outstanding at December 31, 2005 or 2004 under the line of credit. Provisions under the line of credit facility require the Company to comply with certain covenants. These covenants include financial performance measures, including net worth and financial performance ratios. As of December 31, 2005, the Company was in compliance with these covenants.

Note 5 — Employee Benefit Plans
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
     Contributions related to the pension benefit were $6,650,000 for 2005, $6,108,000 for 2004, and $5,935,000 for 2003. Contributions related to the profit-sharing component for any year are made at the discretion of the Board of Directors of the Company, but cannot exceed 15% of the compensation of all participants for such year. The Company made no contributions related to the profit sharing component for 2005 and 2004, while contributing $900,000 for 2003. Contributions under the 401(k) salary deferral are at the option of the employee in percentage increments of the employee’s salary not to exceed the maximum allowable under Federal law. The Company matches these contributions at a rate of 50 percent of the first $1,000 of compensation contributed by the employee. The Company contributed 401(k) employer matches of $615,000 for 2005, $572,000 for 2004, and $516,000 for 2003.
Note 6 — Income Taxes
     Income before income taxes is summarized as follows:

(Dollars in Thousands)	2005	2004	2003
Domestic	$39,845	$36,688	$50,665
Foreign	58,007	51,317	37,771

Total	$97,852	$88,005	$88,436

     The provision for income taxes is summarized as follows:

(Dollars in Thousands)	2005	2004	2003
Current
Federal	$5,346	$3,659	$11,586
State	2,143	3,185	1,056
Foreign	18,222	11,389	11,825

	25,711	18,233	24,467

Deferred
Federal	2,144	2,641	1,287
State	72	78	(2)
Foreign	558	4,543	528

	2,774	7,262	1,813

Total	$28,485	$25,495	$26,280

     Current deferred income tax assets include $(8,000) and $282,000 at December 31, 2005 and 2004, respectively, related to the income tax impact of unrealized (gains) losses on forward exchange contracts, which are included as a component of other comprehensive income (loss).
     Temporary differences comprising the net deferred taxes shown on the consolidated balance sheets are as follows:

(Dollars in Thousands)	2005	2004
Inventory	$(1,578)	$(1,487)
Depreciation and amortization	(11,801)	(9,221)
Intercompany profit in ending inventory elimination	2,987	2,251
Unrealized (gains) losses on forward exchange contracts	(8)	282
Accruals on foreign contingencies	2,459	1,611
Federal research and development credit carry-forwards	275
State research and development credit carry-forwards	3,391	3,043
Net operating loss carry-forwards	5,881	4,323
Operating accruals	1,872	2,096
Other	518	2,419
Valuation allowance	(8,872)	(7,128)

Total deferred tax liability	$(4,876)	$(1,811)

     Gross state and foreign net operating loss carry-forwards totaled $64,384,000 and $310,000, respectively, as of December 31, 2005. Gross net operating loss carry-forwards, which were completely composed of state amounts, totaled $48,036,000 as of December 31, 2004. Such loss carry-forwards expire in accordance with provisions of applicable tax laws. These losses expire during the years 2008 through 2011. State research and development tax credits expire during the years 2006 through 2012. The Company maintains a valuation allowance for substantially all of the net operating loss carry-forwards and the state research and development tax credit carry-forwards as the Company does not believe that recoverability is more likely than not.
     Reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

Dollars in Thousands	2005	%	2004	%	2003	%

Provision for income taxes at statutory rate	$34,248	35.0%	$30,802	35.0%	$30,953	35.0%
Foreign income subject to tax at other than the federal statutory rate	(1,522)	-1.6%	(2,029)	-2.3%	(867)	-1.0%
State income taxes, net of federal benefit	1,006	1.0%	1,277	1.5%	559	0.6%
Extra Territorial Income/Foreign Sales Corp benefit	(2,269)	-2.3%	(2,037)	-2.3%	(2,457)	-2.8%
Research and development tax credits	(2,783)	-2.8%	(1,991)	-2.3%	(2,700)	-3.1%
Equity in income of affiliates	(3,072)	-3.1%	(2,957)	-3.3%	(2,122)	-2.4%
Domestic Production Activities Deduction	(538)	-0.5%
Taxes on AJCA Repatriation	540	0.6%
Valuation allowance	1,744	1.8%	1,782	2.0%	1,491	1.7%
Other	1,131	1.2%	648	0.7%	1,423	1.6%

Total provision for income taxes	28,485	29.1%	25,495	29.0%	26,280	29.7%

     The Company is routinely involved in federal and state income tax audits. To provide for potential tax exposures, the Company maintains an allowance for tax contingencies which management believes is adequate.
     On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law and created a one-time incentive for U.S. corporations to repatriate undistributed foreign earnings by providing an 85% dividends received deduction. As approved by the Company’s Board of Directors in December 2005, the Company repatriated approximately $46 million in earnings previously considered indefinitely reinvested outside the U.S. in the fourth quarter of 2005. In the fourth quarter of 2005, the Company recorded income tax expense (net of available foreign tax credits) of $540,000 associated with this repatriation. Notwithstanding the repatriated earnings, the Company intends to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, has not recognized any U.S. tax expense on these earnings. On December 31, 2005 the Company had approximately $115,561,000 of cumulative equity in undistributed earnings of consolidated foreign subsidiaries. At this time it is not practical to calculate the income taxes payable if the Company were to repatriate its undistributed earnings of consolidated foreign subsidiaries.
     The Company’s cumulative equity in undistributed earnings of unconsolidated foreign affiliates at December 31, 2005 was $28,408,000. The Company believes it would have available foreign tax credits to offset additional taxes associated with distributing these earnings.

Note 7 — Commitments and Contingent Liabilities
In the fourth quarter of fiscal year 2002, the Company discovered internally that certain senior managers and other employees of its Chinese subsidiary had made certain improper payments that may have violated foreign and U.S. laws. In addition, the deduction of these payments and benefits by the subsidiary on its tax returns may have been improper under Chinese tax law, resulting in underpayments of Chinese taxes. An independent investigation by the Company’s audit committee concluded that no current members of the Company’s senior management knew of or were involved in the provision of the payments and benefits. The Company has made changes in the management of the Chinese subsidiary, including replacement of the senior managers involved, and has implemented procedures and controls to address these issues and to promote compliance with applicable laws. The Company voluntarily disclosed these payment issues to the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) in the first quarter of 2003 and cooperated fully with these agencies in their investigations.
     The Company has resolved these issues with both the SEC and the DOJ. In the second quarter of 2005, the Company paid an aggregate of approximately $4.8 million to those agencies, consisting of $2.0 million in fines and approximately $2.8 million in disgorgement of profits and related interest charges. The Company had accrued $1.5 million in 2002 and an additional $3.4 million in 2004 with respect to these settlement costs. The Company’s Chinese subsidiary pled guilty to violations of the United States Foreign Corrupt Practices Act (“FCPA”) and agreed to take certain actions including engaging an independent monitor for its FCPA compliance activities in China. The SEC issued a cease and desist order, and the Company agreed to take certain actions including engaging an independent monitor for its FCPA compliance program. The Company recorded charges to its income tax provision related to the non-deductibility of the improper payments in China and other Chinese tax-related matters of $1.4 million in 2002 and $0.9 million in 2003. The termination of the improper payments in China has had and may continue to have a significant adverse effect on future operations in China because such termination could negatively influence a significant number of the Chinese subsidiary’s customers’ decisions as to whether to continue to do business with that subsidiary or result in actions by Chinese authorities. In 2005, the Chinese subsidiary had sales of $6.0 million, versus sales of $8.2 million in 2004.
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
     The Company’s Brazilian subsidiary is a participant along with various other companies in a number of lawsuits against the Brazilian Government claiming unlawful taxation. Historically the companies involved in these suits have had limited success in having these taxes over turned. The Company has also purchased unused tax credits for approximately $1.0 million from an unrelated company. However, due to uncertainty related to the Company’s ability to use these credits against its tax liabilities, it has fully reserved against the cost of these credits. These court cases typically take many years to be decided and the Company estimates what its most likely loss outcome will be based on the merits of the individual cases and advice of outside counsel. As of December 31, 2005, the Company has accrued amounts it believes it will have to pay. In the suit that involves the majority of the disputed taxes, in this case sales taxes, if the courts were to rule against the Company in all actions, it would create an additional liability of $1.0 million. In March of 2005, the Company’s Brazilian subsidiary was informed by the Brazilian Government that it believed the Company’s Brazilian subsidiary owed additional tariffs due to a change the Brazilian company made to its product classification. The Company believes that it will prevail in this case. However if the courts were to rule against it, it would create an additional liability of approximately $500,000.
     On December 22, 2005, a shareholder derivative action was filed in the Superior Court of the County of Los Angeles, California, Case No. BC3455010 by Nicholas Weil, derivatively on behalf of the Company, against Sidney A. Aroesty, Robert M. Ditullio, Fredrick Frank, Kenneth A. Merchant, Maxwell H. Salter, James D. Watson, Ira Ziering and Michael Ziering. The complaint alleges that certain officers and directors breached their fiduciary duties to the Company in connection with violations of the Foreign Corrupt Practices Act by the Company’s wholly owned Chinese subsidiary and the Company’s alleged failure to comply with FDA rules and regulations governing clinical testing and the submission of data. The complaint further alleges that certain officers and directors violated California law by selling Company stock while in possession of material non-public information. The plaintiff seeks to recover, for the benefit of the Company, the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duty, treble damages relating to alleged insider trading profits, and reimbursement of the plaintiff’s attorney fees, costs and disbursements. On January 4, 2006, the action was removed to the United States District Court of the Central District of California, Case No. CV06-00066DDP.
     On February 10, 2006, a second derivative action was filed in the Superior Court of the County of Los Angeles. This suit is entitled City of Tamarac General Employees’ Pension Trust Fund and City of Tamarac Police Officers’ Pension Trust Fund v. Sidney A. Aroesty, Robert M. Di Tullio, Frederick Frank, Kenneth A. Merchant, Maxwell H. Salter, James D. Watson, John Reith, Ira Ziering and Michael Ziering and nominal defendant Diagnostic Products Corporation, Case No. BC347385. The complaint alleges claims for breach of fiduciary duties, abuse of control, gross mismanagement, corporate waste, and unjust enrichment against certain officers and directors of the Company, all in connection with violations of the Foreign Corrupt Practices Act by the Company’s wholly owned Chinese subsidiary and the Company’s alleged failure to comply with FDA rules and regulations governing clinical testing and submission of data. The plaintiff seeks to recover, for the benefit of the Company, compensatory damages, punitive damages, equitable relief, and reimbursement of the plaintiff’s attorneys’ fees, costs and disbursements.
     The Company has a non-cancelable operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of persons who are executive officers, directors, and/or shareholders of the Company. In 2005 the Company exercised an option to extend the lease through December 31, 2006, at an annual rent of approximately $1,087,000. The Company paid approximately $1,087,000 for 2005 and $1,035,000 for 2004 and 2003 under the facility lease agreement.
     Future minimum lease commitments of operating leases as of December 31, 2005 are as follows:

(Dollars in Thousands)
2006	$6,144
2007	3,210
2008	1,764
2009	1,210
2010	782
Thereafter	3,095

Total	$16,205

     Aggregate rental expense under operating leases approximated $7,188,000 in 2005, $6,940,000 in 2004, and $5,645,000 in 2003.
Note 8 — Earnings per Share
     The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted Earnings Per Share (EPS) for the income statements presented herein.
     Net income as presented in the consolidated income statement is used as the numerator in the EPS calculation for both the basic and diluted computations.

(Shares in Thousands)	2005	2004	2003
Basic	29,371	29,082	28,731
Assumed exercise of stock options	767	830	948

Diluted	30,138	29,912	29,679

     Stock options to purchase 89,000 shares of common stock in 2005, 172,000 shares of common stock in 2004, and 256,260 shares of common stock in 2003 were outstanding but not included in the computation of diluted earnings per common share because the option price was greater than the average market price of the common shares.

Note 9 — Stock Option Plans
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
     The following table provides the stock option activity for the three years ended December 31, 2005.

	Number	Weighted	Weighted
	of	Average	Average
	Shares	Exercise Price	Fair Value
Options outstanding, January 1, 2003 (742,742 exercisable)	2,391,809	$20.10
Granted	209,000	39.81	14.83
Exercised	(304,190)	14.05
Canceled	(41,800)	24.07

Options outstanding, December 31, 2003 (822,885 exercisable)	2,254,819	22.68
Granted	264,000	44.40	14.86
Exercised	(320,827)	17.43
Canceled	(65,000)	23.28

Options outstanding, December 31, 2004 (899,993 exercisable)	2,132,992	26.14
Granted	459,400	47.90	17.65
Exercised	(294,251)	22.14
Canceled	(70,599)	36.75

Options outstanding, December 31, 2005 (989,543 exercisable)	2,227,542	30.81

     The following table summarizes information about stock options outstanding at December 31, 2005:

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 12/31/05	Life	Price	at 12/31/05	Price
$ 0.00-9.99	—	0.0 years	$—	—	$—
$10.00-19.99	824,474	2.9	$13.49	467,074	$13.73
$20.00-29.99	144,668	5.0	$24.16	111,467	$24.09
$30.00-39.99	317,100	6.2	$35.59	188,634	$35.07
$40.00-49.99	874,300	7.8	$44.79	221,568	$42.48
$50.00-59.99	67,000	9.3	$53.43	800	$52.10

	2,227,542	5.6	$30.81	989,543	$25.43

Pursuant to the plans, 2,227,542 shares of common stock are reserved for issuance upon the exercise of outstanding options. In addition, the Company has 793,199 options available for future grant.
Note 10 — Segment and Product Line Information
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

     The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

(Dollars in Thousands)	2005	2004	2003
Sales:
IMMULITE (including service)	$440,414	$404,856	$337,957
Radioimmunoassay (“RIA”)	21,428	24,136	26,688
Other	19,260	17,827	20,250

Total	$481,102	$446,819	$384,895

     The Company is organized and managed by geographic area. Transactions between geographic segments are accounted for as normal sales for internal reporting and management purposes with all intercompany amounts eliminated in consolidation. Sales are attributed to geographic area based on the location from which the instrument or kit is shipped to the customer. Information reviewed by the Company’s chief operating decision maker on significant geographic segments, as defined under SFAS No. 131, is prepared on the same basis as the consolidated financial statements and is provided in the following tables. DPC Bierman (the German Group) includes distributors located in Croatia, Czech Republic, Poland, Slovakia and Slovenia. DPC Medlab (the Brazilian Group) includes distributors located in Bolivia, Costa Rica, Dominican Republic, Guatemala, Panama, Uruguay and Venezuela. Items listed in “Other” represent those geographic locations that are individually insignificant.

	December 31, 2005
		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)	Group)	Other	Elimination	Total

Sales	$318,022	$91,746	$61,539	$54,242	$96,474	$(140,921)	$481,102
Operating expenses	114,912	12,987	16,243	13,089	25,560		182,791
Depreciation and amortization	18,210	5,232	11,837	5,295	10,323		50,897
Gain on sale of product line	(343)						(343)
Equity in income of affiliates	(9,821)						(9,821)
Interest income (expense), net	4,559	1,493	(1,240)	(1,876)	(368)		2,568
Other income (expense), net	(204)	93	205	(228)	(367)		(501)
Minority interest				243		1,971	2,214
Provision for income taxes	9,705	9,562	1,380	2,592	5,246		28,485
Net income	30,140	22,233	2,516	5,032	9,203	(1,971)	67,153
Segment assets:
Long-lived assets	169,774	31,326	33,897	18,936	29,524	12,754	296,211
Total assets	663,422	77,519	56,726	47,586	79,080	(305,145)	619,188
Capital expenditures	20,032	4,250	3,099	2,587	1,975		31,943

	December 31, 2004
		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)	Group)	Other	Elimination	Total

Sales	$281,930	$90,751	$58,422	$39,703	$97,933	$(121,920)	$446,819
Operating expenses	105,065	12,243	15,026	9,391	25,941		167,666
Depreciation and amortization	13,042	4,382	11,416	5,452	9,314		43,606
Equity in income of affiliates	(8,451)						(8,451)
Interest income (expense), net	3,392	1,107	(1,256)	(1,609)	(734)		900
Other income (expense), net	125	287	(126)	(571)	(165)		(450)
Minority interest				273		502	775
Provision for income taxes	9,947	9,210	873	907	4,558		25,495
Net income	26,741	21,196	2,103	1,762	10,435	(502)	61,735
Segment assets:
Long-lived assets	203,378	33,178	37,375	16,495	35,595	(32,390)	293,631
Total assets	590,052	95,443	59,940	39,105	97,368	(304,359)	577,549
Capital expenditures	35,214	9,620	1,303	3,404	779		50,320

	December 31, 2003
		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Dollars in Thousands)	States	Kingdom)	Group)	Group)	Other	Elimination	Total

Sales	$246,673	$67,292	$52,854	$31,937	$86,644	$(100,505)	$384,895
Operating expenses	84,672	10,563	11,836	7,806	22,681		137,558
Depreciation and amortization	8,289	3,921	10,143	3,632	9,484		35,469
Gain on sale of product line	(4,218)						(4,218)
Equity in income of affiliates	(6,064)						(6,064)
Interest income (expense), net	4,025	306	(1,224)	(1,366)	(914)		827
Other income (expense), net	(2,476)	57	374	(941)	3,019		33
Minority interest				187		174	361
Provision for income taxes	13,927	5,951	1,159	424	4,819		26,280
Net income	36,740	13,868	2,086	822	8,453	(174)	61,795
Segment assets:
Long-lived assets	152,270	23,724	35,008	12,883	35,906	(30,510)	229,281
Total assets	485,289	64,538	54,319	29,787	88,707	(234,116)	488,524
Capital expenditures	30,550	5,371	461	1,667	3,916		41,965

The Company’s export sales to unaffiliated customers are summarized as follows:

(Dollars in Thousands)	Western Europe	South America	Other Exports	Total Exports
2005	$4,075	$7,200	$40,368	$51,643
2004	3,881	6,072	33,385	43,338
2003	4,380	7,683	27,962	40,025
SUPPLEMENTARY FINANCIAL DATA
     Unaudited quarterly financial information for the years ended December 31, 2005 and 2004 is summarized as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended
(Dollars in Thousands, Except Per Share Data)	2005	2005	2005	2005	2005

Sales	$113,826	$126,359	$117,157	$123,760	$481,102
Gross profit	65,356	72,334	64,994	65,728	268,412
Income taxes	6,993	8,668	6,655	6,169	28,485
Net income	16,134	20,883	17,053	13,083	67,153
Earnings per share:
Basic	$0.55	$0.71	$0.58	$0.44	$2.29
Diluted	$0.54	$0.69	$0.56	$0.43	$2.23
Weighted average shares outstanding:
Basic	29,274	29,316	29,395	29,494	29,371
Diluted	30,105	30,079	30,212	30,147	30,138

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	Year Ended
	2004	2004	2004	2004	2004

Sales	$106,938	$111,372	$109,850	$118,659	$446,819
Gross profit	59,442	64,927	61,752	60,649	246,770
Income taxes	6,602	8,011	6,573	4,309	25,495
Net income	15,457	18,619	16,517	11,142	61,735
Earnings per share:
Basic	$0.53	$0.64	$0.57	$0.38	$2.12
Diluted	$0.52	$0.62	$0.55	$0.37	$2.06
Weighted average shares outstanding:
Basic	28,972	29,059	29,120	29,181	29,082
Diluted	29,944	29,866	29,853	30,016	29,912
     Certain amounts relating to freight costs and freight billed to customers have been reclassified in 2004 and the three quarters ended September 30, 2005 to conform to the December 31, 2005 presentation. The impact of these reclassifications for 2005 was an increase to sales of $828,000, $900,000, and $915,000 and a decrease to gross profit of $836,000, $940,000 and $818,000 for the quarters ended September 30, June 30 and March 31, respectively. The impact for 2004 was an increase to sales of $1,000,000, $887,000, $904,000 and $854,000 and a decrease to gross profit of $935,000, $779,000, $726,000 and $619,000 for the quarters ended December 31, September 30, June 30 and March 31, respectively. There was no impact on net income from these reclassifications for any of the periods presented.

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

DIAGNOSTIC PRODUCTS CORPORATION

/s/ Michael Ziering	Chief Executive Officer and	March 14, 2006
Michael Ziering	Chairman of the Board
(Principal Executive Officer)
Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Michael Ziering	Chief Executive Officer and	March 14, 2006
Michael Ziering	Chairman of the Board
(Principal Executive Officer)
Director

/s/ Sidney A. Aroesty	President and	March 14, 2006
Sidney A. Aroesty	Chief Operating Officer
Director

/s/ James D. Watson	Director	March 14, 2006
James D. Watson

/s/ Frederick Frank	Director	March 14, 2006
Frederick Frank

/s/ Kenneth A. Merchant	Director	March 14, 2006
Kenneth A. Merchant

/s/ John H. Reith	Director	March 14, 2006
John H. Reith

/s/ Ira Ziering	Senior Vice President	March 14, 2006
Ira Ziering	Director

/s/ James L. Brill	Vice President	March 14, 2006
James L. Brill	Finance (Principal Financial
and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Bylaws (9)

4.1	Stock Certificate (3)

*10.1	Form of Indemnification Agreement with Officers and Directors (1)

*10.2	1990 Stock Option Plan as amended (5)

10.3	Standard Industrial Lease with 5700 West 96th Street, general partnership, dated February 18, 1991 (4) and second addendum dated April 1, 2002 (7)

*10.4	1997 Stock Option Plan as amended (6) and form of Non-Qualified and Incentive Stock Option Agreements (8)

10.5	First Amendment to the Settlement Agreement effective as of October 1, 2003 (rights regarding Immulite chemical compounds) Note: Portions of this exhibit have been omitted pursuant to a request for confidential treatment (8)

10.6	Standard Industrial Lease Option Exercise dated January 1, 2005, with 5700 W. 96th Street Partnership (10)

*10.7	Compensation Plan for Non-Employee Directors (11)

*10.8	Executive Management Incentive Compensation Plan (12)

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer

31.2	Certificate of Chief Financial Officer

32.1	Section 906 Officers’ Certification

*	Management contracts, compensation plans, or arrangements

(1)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1988 (File No. 1-9957).

(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 1-9957).

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 1-9957).

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-9957).

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-9957).

(6)	Incorporated by reference to Registrant’s registration statement on Form S-8 (file no. 333-60690) filed on May 11, 2001.

(7)	Incorporated by reference to registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002. (File No. 1-9957)

(8)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-9957).

(9)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-9957).

(10)	Incorporated by reference to registrant’s current report on Form 8-K filed on January 19, 2006 (file no. 1-9957).

(11)	Incorporated by reference to registrant’s current report on Form 10-Q for the quarter ended March 31, 2005 (file no. 1-9957).

(12)	Incorporated by reference to registrant’s current report on Form 8-K filed on March 13, 2006 (file no. 1-9957).