Form 10-Q
period 2006-03-31
DIAGNOSTIC PRODUCTS CORP
filed 2006-05-10
CIK 702259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
YES ☐ NO ☑
The number of shares of Common Stock, no par value, outstanding as of April 24, 2006, was 29,582,667.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(Amounts in Thousands, Except Per Share Data)	Three Months Ended
	March 31,
	2006	2005
SALES:
Non-Affiliated Customers	$119,206	$106,703
Unconsolidated Affiliates	10,417	7,123

Total Sales	129,623	113,826

COST OF SALES	57,454	48,470

Gross Profit	72,169	65,356

OPERATING EXPENSES:
Selling	22,294	19,800
Research and Development	13,686	12,266
General and Administrative	13,176	12,556
Equity in Income of Affiliates	(2,990)	(2,553)

OPERATING EXPENSES-NET	46,166	42,069

OPERATING INCOME	26,003	23,287

Interest/Other Income -Net	2,133	180

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	28,136	23,467
PROVISION FOR INCOME TAXES	9,299	6,993
MINORITY INTEREST	807	340

NET INCOME	$18,030	$16,134

EARNINGS PER SHARE:
BASIC	$0.61	$0.55
DILUTED	$0.60	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	29,558	29,274
DILUTED	30,111	30,105

DIVIDENDS DECLARED PER SHARE	$0.07	$0.07
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in Thousands, Except Share Data)	March 31,	December 31,
	2006	2005
Assets
CURRENT ASSETS:
Cash and cash equivalents	$107,883	$112,913
Accounts receivable (including receivables from unconsolidated affiliates of $9,850 and $6,724, respectively) – net of allowance for doubtful accounts of $3,910 and $3,658, respectively	119,954	107,286
Inventories	97,910	94,532
Prepaid expenses and other current assets	5,814	4,901
Deferred income taxes	4,925	3,345

Total current assets	336,486	322,977

PROPERTY, PLANT, AND EQUIPMENT — net	154,315	153,917
INSTRUMENTS – net	82,084	78,336
INVESTMENTS IN AFFILIATED COMPANIES	36,937	38,547
OTHER ASSETS – net	16,077	12,034
GOODWILL	13,694	13,377

TOTAL ASSETS	$639,593	$619,188

Liabilities and Shareholders’ Equity
CURRENT LIABILITIES:
Short-term borrowings	$5,219	$7,124
Accounts payable	19,719	24,365
Accrued liabilities	35,538	38,339
Income taxes payable	8,701	2,864

Total current liabilities	69,177	72,692
LONG-TERM LIABILITIES	5,606	5,613
DEFERRED INCOME TAXES	8,122	8,221
MINORITY INTEREST	6,645	5,838
SHAREHOLDERS’ EQUITY:
Common Stock–no par value, authorized 60,000,000 shares at March 31, 2006 and December 31, 2005; outstanding 29,576,067 shares and 29,524,447 shares, respectively	85,146	82,317
Retained earnings	465,488	449,527
Unrealized gains on foreign exchange contracts	58	19
Cumulative foreign currency translation adjustment	(649)	(5,039)

Total accumulated other comprehensive loss	(591)	(5,020)

Total shareholders’ equity	550,043	526,824

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$639,593	$619,188

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(Amounts in Thousands)	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,030	$16,134
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,623	12,085
Provision for doubtful accounts	488	17
Minority interest	807	340
Equity in undistributed income of unconsolidated affiliates — net of distributions	(573)	(1,270)
Deferred income taxes	(1,575)	188
Stock-based compensation expense	1,421
Excess tax benefit on stock-based compensation expense	(262)	621
Changes in operating assets and liabilities:
Accounts receivable	(6,558)	(4,035)
Inventories	(9,951)	(9,441)
Prepaid expenses and other current assets	(737)	(1,269)
Other assets	(285)	(118)
Accounts payable	(5,064)	6,613
Accrued liabilities	(3,965)	(9,219)
Income taxes payable	5,815	2,122

Net cash flows from operating activities	10,214	12,768

CASH FLOWS USED FOR INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(4,039)	(9,651)
Acquisition of technology licenses	(4,100)
Acquisition of affiliate, net of cash received	(3,784)

Net cash flows used for investing activities	(11,923)	(9,651)

CASH FLOWS USED FOR FINANCING ACTIVITIES:
Borrowings under short term borrowing agreements	5,165	470
Repayments under short term borrowing agreements	(7,398)	(1,669)
Excess tax benefit on stock-based compensation expense	262
Proceeds from exercise of stock options	1,147	1,292
Cash dividends paid	(2,069)	(2,049)

Net cash flows used for financing activities	(2,893)	(1,956)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(428)	(522)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,030)	639
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,913	80,425

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,883	$81,064

SUPPLEMENTAL CASH FLOW INFORMATION-NON-CASH TRANSACTIONS:
Instrument placements transferred from inventories	$7,565	$7,441

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DIAGNOSTIC PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Basis of Presentation
The information for the three months ended March 31, 2006 and 2005 for Diagnostic Products Corporation (“DPC” or the “Company”) has not been audited by independent public accountants, but includes all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary to a fair statement of the results for such periods.
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.
The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.
Certain reclassifications have been made to the 2005 period to conform to the 2006 presentation. These include income statement reclassifications for freight costs and freight billed to customers. The impact of these reclassifications was as follows: an increase to sales of $915,000, an increase to cost of sales of $1,732,000, a decrease to selling expenses of $811,000, and an increase in other income of $6,000. There was no impact on net income as a result of these reclassifications.
Note 2 — Acquisition of Greek Affiliate
Effective March 1, 2006, the Company increased its interest in DPC Tsakiris S.A., from 50% to 100% by acquiring the remaining outstanding shares not already owned by the Company for $4,149,000, as part of the Company’s strategic efforts to increase its presence in certain markets. DPC Tsakiris S.A. is a distributor of the Company’s products in Greece. Before March 1, 2006, the Company accounted for its 50% ownership of DPC Tsakiris S.A. using the equity method; effective with the acquisition, the Company consolidates the operations of this entity. The Company is currently in the process of completing the valuation work for certain assets, including intangibles, in connection with the acquisition. The allocation of the purchase price is expected to be finalized by the end of the third quarter of 2006. A preliminary allocation of the acquisition costs to the assets acquired and liabilities assumed based on their fair values is as follows:

(Amounts in Thousands)
Current Assets	$5,600
Property Plant, and Equipment	192
Instruments	1,942

Total Assets	7,734
Liabilities	(2,109)

Tangible Net Assets	5,625

Tangible Net Assets Acquired (50% of Tangible Net Assets)	2,813
Purchase Price	4,149

Excess of Purchase Price Over Tangible Net Assets Acquired	1,336
Customer Relationship Intangibles Arising from Acquisition	1,023

Goodwill	$313

The intangible asset, customer relationships, is expected to be amortized using the straight-line method over its estimated life of 10 years. The annual amount is expected to be approximately $102,000.

The following unaudited pro forma information is provided for the acquisition assuming it occurred as of January 1, 2005:

(Amounts in Thousands, Except Per Share Data)	Three Months Ended
	March 31,
	2006	2005
Sales	$130,530	$115,373
Income before income taxes and minority interest	$28,244	$23,684
Net income	$18,081	$16,240

Earnings Per Share
Basic	$0.61	$0.55
Diluted	$0.60	$0.54
The pro forma amounts above reflect interest income on the purchase price, assuming the acquisition occurred as of January 1, 2005, with interest calculated at the Company’s rate of return on its cash and cash equivalents for the respective period. The pro forma amounts also include amortization of purchased intangibles of $16,000 and $24,000 in the quarters ended March 31, 2006 and 2005, respectively. Additionally, $81,000 and $151,000 included in equity in income of affiliates in the recorded results for the quarters ending March 31, 2006 and 2005, respectively, have been eliminated to reflect the entity as if it was consolidated for all periods presented. The pro forma adjustments to net income above assume an income tax provision at the Company’s consolidated tax rate for the respective year. The information presented above is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of the Company’s 2006 or 2005 years or of future operating performance.
Note 3 — Stock-Based Compensation
Under the Company’s stock option plans, all of which have been approved by the Company’s shareholders, incentive stock options may be granted and are exercisable at prices not less than 100% of the fair market value on the date of the grant (110% with respect to optionees who are 10% or more shareholders of the Company). Additionally under the plans, non-qualified stock options may be granted and are exercisable at prices not less than 85% of fair market value at the date of grant. Consistent with the vesting schedule of the options, options generally become exercisable after one year, in installments (generally over 3 to 9 years), and may be exercised on a cumulative basis at any time before expiration. In the past the Company has granted options that typically expire in 10 years. Beginning December 2005, options granted by the Company expire no later than 7 years from the date of grant.
The following table provides the stock option activity for the quarter ended March 31, 2006:

			Weighted
	Number	Weighted	Average	Aggregate
	of	Average	Grant-Date	Intrinsic
	Shares	Exercise Price	Fair Value	Value
Options outstanding, December 31, 2005 (989,543 exercisable)	2,227,542	$30.81
Granted	43,000	48.40	$16.95
Exercised	(51,620)	22.44
Canceled	(13,200)	32.27

Options outstanding, March 31, 2006	2,205,722	31.34		$35,777,000

Options exercisable, March 31, 2006	1,066,124	26.41		22,549,000

Pursuant to the plans, 2,205,722 shares of common stock are reserved for issuance upon the exercise of options outstanding. In addition, the Company has 762,599 shares available for future grants. All unvested options outstanding at March 31, 2006 are expected to vest due to the pending merger. See Note 15-Subsequent Events for further information.
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). This

standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that the cost be recognized over the vesting period. Effective January 1, 2006, the Company adopted SFAS No. 123(R) and elected to adopt the modified prospective application method. Accordingly, prior period amounts have not been restated. The Company uses the Black-Scholes model to determine the fair value of share-based payments for stock awards.
Beginning January 1, 2006, stock-based compensation expense is recorded for new stock option awards, based on the fair value of the award, and is recognized as expense over the vesting period. Additionally, stock compensation expense has been recorded, based on the vesting of the awards, for stock option awards issued prior to January 1, 2006 but not yet vested. Stock-based compensation expenses are amortized under the straight-line attribution method for stock awards.
Total stock-based compensation expense for the Company’s stock plans in the three months ended March 31, 2006 totaled $1,421,000 and included the following:

(Amounts in Thousands)	March 31,
2006
Stock-based compensation expense by income statement line item:
Cost of sales	$280
Selling	201
Research and development	321
General and administrative	619

Total	$1,421

The adoption of SFAS No.123(R) on January 1, 2006 decreased the Company’s pre-tax income by $1,421,000, decreased net income by $923,000, decreased basic income per share by $0.03 per share and decreased diluted net income per share by $0.03 per share. Cash provided by operating activities decreased and cash provided by financing activities increased by $262,000 due to excess tax benefits from stock-based payment arrangements.
The Company received approximately $1.1 million and $1.3 million from the exercise of stock options during the quarters ended March 31, 2006 and 2005, respectively. The tax benefit realized from stock option exercises for the quarters ended March 31, 2006 and 2005 was approximately $300,000 and $600,000, respectively. SFAS No.123(R) requires that excess tax benefits be calculated as of January 1, 2006 as if the provisions of the standard have been applied in previous periods. The Company has adopted a simplified method for estimating the pool of excess tax benefits under the provisions of FASB Staff Position 123R-3, “Transition Election Related to Accounting for the Tax Effects of Shared-Based Payment Awards.”
The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $1.3 million and $2.0 million, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2005 was $19.80. As of March 31, 2006, $13,439,000 of total unrecognized compensation cost related to non-vested awards will be recognized over a weighted average period of 3 years.
As permitted by SFAS No. 123, the Company chose to continue accounting for stock options at their intrinsic value during 2005. Accordingly, prior to 2006, no compensation expense was recognized for its stock option compensation plans as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the fair value method of accounting been applied to the Company’s stock option plans, the tax-effected impact would have been as follows:

(Amounts in Thousands, Except Per Share Data)	Three Months Ended
March 31, 2005
Net Income:
As Reported	$16,134
Pro Forma expense, net of tax	(782)

Pro Forma	$15,352

Earnings Per Share
Basic:
As Reported	$0.55
Pro Forma Adjustment	(0.03)

Pro Forma	$0.52

Diluted:
As Reported	$0.54
Pro Forma Adjustment	(0.03)

Pro Forma	$0.51

The key assumptions used in the Black-Scholes model to estimate the fair value of the Company’s option awards during the quarters ended March 31, 2006 and 2005 are as follows:

	2006	2005
Expected option life	6.0 years	7.3 years
Dividend yield	0.62%	0.77%
Volatility	34%	35%
Risk-free interest rate	4.55%	4.15%
Forfeiture rate	10.6%	10.2%
The expected life (estimated period of time outstanding) of options granted was estimated using the historical exercise behavior of employees using the simplified method. The expected dividend yield is computed using the current dividend rate in effect at the time of grant. The expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant based on the expected term of the options. During 2006 and for purposes of the pro forma information prior to January 1, 2006, the Company included in the Black-Scholes model used for determining fair value an estimated forfeiture rate determined at the time of grant, which is revised if necessary if actual experience is different than estimated.
Note 4 – Inventories
Inventories by major categories are summarized as follows:

(Amounts in Thousands)	March 31,	December 31,
	2006	2005
Raw materials	$38,647	$40,384
Work in process	37,761	33,967
Finished goods	21,502	20,181

Total	$97,910	$94,532

Note 5 – Property, Plant & Equipment
Property, plant and equipment consists of the following:

(Amounts in Thousands)	March 31,	December 31,	Estimated
	2006	2005	Useful Lives
Land and buildings	$118,448	$118,892	20-50 Years for Buildings
Machinery and equipment	121,027	116,142	3-10 Years
Leasehold improvements	10,415	10,361	1-9 Years
Construction in progress	4,646	4,315

Total	254,536	249,710
Accumulated depreciation and amortization	(100,221)	(95,793)

Property, plant and equipment — net	$154,315	$153,917

Construction in progress at March 31, 2006 and December 31, 2005 primarily represents costs for a new operating system being developed for the Company’s New Jersey subsidiary, molds in the process of being manufactured and equipment in the process of being installed for use in operations.
Note 6 – Instruments
Instruments consist of the following:

(Amounts in Thousands)	March 31,	December 31,
	2006	2005
Placements and operating leases	$254,209	$236,163
Less accumulated amortization	178,047	163,956

Net	76,162	72,207

Sales-type leases	7,569	7,684
Less current portion	1,647	1,555

Net	5,922	6,129

Total	$82,084	$78,336

Note 7 – Other Assets
Other assets consist of the following:

(Amounts in Thousands)	March 31,	December 31,
	2006	2005
Purchased technology licenses	$11,812	$8,712
Less accumulated amortization of purchased technology licenses	(1,970)	(1,619)
Customer relationship intangibles resulting from acquisition of Greek affiliate	1,023
Long-term accounts receivable	3,368	3,371
Deposits	1,844	1,570

Total	$16,077	$12,034

Purchased technology amortization expense for the three months ended March 31, 2006 and 2005 totaled $351,000 and $226,000, respectively. Amortization expense for each of the next five fiscal years is estimated to be $1,030,000 and will be amortized using the straight-line method over the shorter of the estimated useful life or the expiration of the license. The technology license entered into in 2006 had an average amortization period of 10 years. The Company entered into no new technology licenses in 2005. Technology licenses entered into prior to 2005 had an average amortization period of 13 years.
As discussed in Note 2, effective March 1, 2006, the Company increased its interest in the Greek affiliate, DPC Tsakiris S.A., from 50% to 100%. The acquisition cost was allocated to the assets acquired, including customer relationships, and liabilities assumed, based on their fair values.
Note 8 – Comprehensive Income
Comprehensive income is summarized as follows:

(Amounts in Thousands)	Three Months Ended March 31,
	2006	2005
Net income	$18,030	$16,134
Foreign currency translation adjustment	4,390	(7,344)
Unrealized gain on foreign exchange contracts, net of tax impact	39	550

Comprehensive income	$22,459	$9,340

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
Note 9 – Earnings per Share
Net income as presented in the consolidated income statement is used as the numerator in the Earnings Per Share (EPS) calculation for both the basic and diluted computations. The following table is a reconciliation of the weighted-average shares used in the computation of basic and diluted EPS for the income statements presented herein.

(Shares in Thousands)	Three Months Ended March 31,
	2006	2005
Basic shares	29,558	29,274
Assumed exercise of stock options	553	831

Diluted shares	30,111	30,105

Stock options to purchase 129,000 shares and 57,000 shares of common stock in the first quarter 2006 and 2005, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option price was greater than the average market price of the common shares. In addition, in 2006 the inclusion of unrecognized stock-based compensation expense in the diluted per share computation resulted in a reduction in the number of diluted shares by approximately 100,000 shares.
Note 10 – Segment and Product Line Information
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
The Company sells its instruments and immunodiagnostic test kits under several product lines. Product line sales information is as follows:

(Amounts in Thousands)	Three Months Ended
	March 31,
	2006	2005
Sales:
IMMULITE (includes service)	$119,148	$103,445
Radioimmunoassay (“RIA”)	5,175	5,591
Other (includes DPC and non-DPC products)	5,300	4,790

	$129,623	$113,826

The Company is organized and managed by geographic area. Transactions between geographic segments are accounted for as normal sales for internal reporting and management purposes with all intercompany amounts eliminated in consolidation. Sales are attributed to geographic area based on the location from which the instrument or kit is shipped to the customer. Information reviewed by the Company’s chief operating decision maker on significant geographic segments, as defined under SFAS No. 131, is prepared on the same basis as the consolidated financial statements and is provided in the following tables. DPC Biermann (the German Group) includes distributors located in Croatia, Czech Republic, Poland, Slovakia, and Slovenia. DPC Medlab (the Brazilian Group) includes distributors located in Bolivia, Costa Rica, Dominican Republic, Guatemala, Panama, Uruguay and Venezuela. Items listed in “Other” represent those geographic locations that are individually insignificant.

		Euro/DPC	DPC	DPC
		Limited	Biermann	Medlab		Less:
	United	(United	(German	(Brazilian		Intersegment
(Amounts in Thousands)	States	Kingdom)	Group)	Group)	Other	Elimination	Total
Three Months Ended March 31, 2006
Sales	$85,267	$24,975	$16,432	$14,531	$25,686	$(37,268)	$129,623
Net income	$6,605	$6,232	$509	$1,834	$3,616	$(766)	$18,030

Three Months Ended March 31, 2005
Sales	$72,269	$21,622	$16,159	$11,272	$25,722	$(33,218)	$113,826
Net income	$7,321	$4,655	$725	$773	$2,940	$(280)	$16,134
Note 11 — Supplemental Cash Flow Information
Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

(Amounts in Thousands)	Three Months Ended
	March 31,
	2006	2005
Cash paid during the period for interest, net of capitalized interest	$331	$276
Cash paid during the period for income taxes	$5,239	$4,402
Note 12 – New Accounting Pronouncements
SFAS 154-In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a significant effect on the Company’s financial statements.

SFAS 151-In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant effect on the Company’s financial statements.
Note 13 – Commitments and Contingent Liabilities
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
The Company has resolved these issues with both the SEC and the DOJ. In the second quarter of 2005, the Company paid an aggregate of approximately $4.8 million to those agencies, consisting of $2.0 million in fines and approximately $2.8 million in disgorgement of profits and related interest charges. The Company accrued $1.5 million in 2002 and an additional $3.4 million in 2004 with respect to these settlement costs. The Company’s Chinese subsidiary pled guilty to violations of the United States Foreign Corrupt Practices Act (“FCPA”) and agreed to take certain actions, including engaging an independent monitor for its FCPA compliance activities in China. The SEC issued a cease and desist order, and the Company agreed to take certain actions, including engaging an independent monitor for its FCPA compliance program. The Company recorded charges to its income tax provision related to the non-deductibility of the improper payments in China and other Chinese tax-related matters of $1.4 million in 2002 and $0.9 million in 2003. The termination of the improper payments in China has had and may continue to have a significant adverse effect on future operations in China because such termination could negatively influence a significant number of the Chinese subsidiary’s customers’ decisions as to whether to continue to do business with that subsidiary or result in actions by Chinese authorities. In the first quarter of 2006, the Chinese subsidiary had sales of $1.2 million, versus sales of $1.3 million in the first quarter of 2005.
In February 2004, the Company was informed by the U.S. Food and Drug Administration (FDA) that, based on inspectional findings that included data integrity and procedural issues related solely to the Company’s application for the IMMULITE Chagas test, the Company was subject to the FDA’s Application Integrity Policy (“AIP”). The FDA suspended its review of all applications submitted by the Company until the FDA determined that the Company had resolved these issues. On September 6, 2005, the Company was informed by the FDA that the suspension was lifted and that it was no longer subject to AIP.
In late July 2004, the Company was served with a subpoena requiring it to produce to the Federal grand jury for the Central District of California, documents relating to trading in the Company’s securities and the exercise of options by officers, directors and employees of the Company between December 30, 2003 and April 1, 2004. The subpoena also requested all documents relating to the FDA’s review of the Company’s diagnostic test to detect Chagas and any audits or reviews by the FDA between 2000 and the present relating to the Company’s products. Finally, the subpoena requested the personnel file of a former Company employee. The Company has cooperated with the United States Attorney and the SEC regarding these matters. An independent committee of the Board of Directors conducted an investigation of the trading issues and presented its findings and conclusions to the United States Attorney and the SEC. Management believes the ultimate resolution of this matter will not have a material financial impact on the Company.
The Company’s Brazilian subsidiary is a participant along with various other companies in a number of lawsuits against the Brazilian Government claiming unlawful taxation. Historically the companies involved in these suits have had limited success in having these taxes over-turned. The Company has also purchased unused tax credits for approximately $1.0 million from an unrelated Company. However, due to uncertainty related to the Company’s ability to use these credits against its tax liabilities, it has fully reserved against the cost of these credits. These court cases typically take many years to be decided and the Company estimates what its most likely loss outcome will be based on the merits of the individual cases and advice of outside counsel. As of March 31, 2006, the Company has accrued for the amounts it believes it will have to pay. In the suit that involves the majority of the disputed taxes, in this case sales taxes, if the courts were to rule against the Company in all actions, it would create an additional liability of approximately $1.0 million. In March of 2005, the Company’s Brazilian subsidiary was informed by the Brazilian Government that it believed the Company owed additional tariffs due to a change the Company made to its product classification. The Company believes that it will prevail in this case. However, if the courts were to rule against it, it would create an additional liability of approximately $500,000.
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
On February 10, 2006, a second derivative action was filed in the Superior Court of the County of Los Angeles. This suit is entitled City of Tamarac General Employees’ Pension Trust Fund and City of Tamarac Police Officers’ Pension Trust Fund v. Sidney A. Aroesty, Robert M. Di Tullio, Frederick Frank, Kenneth A. Merchant, Maxwell H. Salter, James D. Watson, John Reith, Ira Ziering and Michael Ziering and nominal defendant Diagnostic Products Corporation, Case No. BC347385. The complaint alleges claims for breach of fiduciary duties, abuse of control, gross mismanagement, corporate waste, and unjust enrichment against certain officers and directors of the Company, all in connection with violations of the Foreign Corrupt Practices Act by the Company’s wholly owned Chinese subsidiary and the Company’s alleged failure to comply with FDA rules and regulations governing clinical testing and submission of data. The plaintiff seeks to recover, for the benefit of the Company, compensatory damages, punitive damages, equitable relief, and reimbursement of the plaintiff’s attorneys’ fees, costs and disbursements. The City of Tamarac Fund Plaintiffs voluntarily dismissed this action and, on March 24, 2006, filed a virtually identical derivative action in the United States District Court for the Central District of California, Case No. 06CV1796. Their new federal complaint asserts the same claims and requests for relief against the same defendants as in their prior derivative complaint.
Note 14 – Income Taxes
The Company’s effective tax rate includes federal, state, and foreign taxes. The Company’s tax rate increased to 33.1% in the first quarter of 2006 from 29.8% in the first quarter of 2005. The increase was in part related to the fact that the United States Research and Development Tax Credit provisions of the tax code have not been renewed and, accordingly, the Company has not provided benefit for such credits in its tax provision for the quarter ended March 31, 2006. For the periods presented, the Company’s effective income tax rate differs from the U.S. federal statutory rate predominately due to foreign income subject to tax at other than federal rates, extraterritorial income tax benefits, and research and development credits.
Note 15 – Subsequent Events
On April 26, 2006, the Company, and Siemens Medical Solutions USA, Inc. (“Siemens”), a wholly owned subsidiary of Siemens AG, and an acquisition subsidiary of Siemens (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Siemens will acquire all of the outstanding common stock of the Company. Under the terms of the Merger Agreement, the Company’s shareholders will be entitled to receive $58.50 per share in cash for each share of Company common stock they own at the effective time of the merger.

The Merger Agreement contains certain termination rights for both the Company and Siemens. If the Merger Agreement is terminated under certain specified circumstances, the Company may be required to pay Siemens a termination fee of $44 million.
Concurrent with the execution of the Merger Agreement, each of Marilyn Ziering (a more than 5% shareholder), Michael Ziering (Chairman of the Board and Chief Executive Officer of the Company), and Ira Ziering (Senior Vice President, Business and Legal, of the Company) entered into separate shareholder agreements with Siemens, pursuant to which such persons agreed to vote all of the shares of Company common stock owned by them in favor of the Merger Agreement.
Additionally, on April 26, 2006, the Board of Directors of the Company approved the Company’s entry into Change in Control Severance Agreements (the “Agreements”) with each of the following individuals: Sidney Aroesty (President, Chief Operating Officer, and a Director of the Company); James Brill (Vice President, Finance and Chief Financial Officer of the Company); Douglas Olson (Chief Scientific Officer of the Company and President, Instrument Systems Division); and Fritz Backus (General Counsel of the Company) (collectively, the “Officers”). The initial term of each Agreement is twelve months, with automatic one-year extensions unless the Compensation Committee of the Company’s Board of Directors delivers written notice of non-renewal to the Officer at least six months prior to the end of the initial or extended term.
Each Agreement provides that the Officer will be entitled to certain severance benefits if, within twenty-four months following a Change in Control (as defined therein), the Officer experiences a qualifying termination of employment with the Company (a “Qualifying Termination”). The severance benefits include lump sum payments related to the Officer’s salary, bonus, and qualified retirement plan account; a lump sum payment for outplacement services for the Officer for the eighteen-month period following the Qualifying Termination; and continuation of the Officer’s medical and dental coverage, and car allowance and other Company car perquisites, for the eighteen-month period following the Qualifying Termination. The Agreements also provide for a “gross-up” payment to the Officer in the event that the payment of the severance benefits upon or following a Change in Control, when aggregated with any other payments the Officer may receive in connection with the Change in Control, result in the Officer being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (the “Excise Tax”). The gross-up payment is designed to place the Officer in the same after-tax position with respect to the payment of severance and other benefits in connection with a Change in Control that the Officer would have been in had the Excise Tax not been imposed.
During April 2006, the Company entered into a two-year extension of the operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of persons who are executive officers, directors, and/or shareholders of the Company expiring December 31, 2008. The annual rent for the period of the extension is approximately $1.1 million per year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Except for the historical information contained herein, this report and the following discussion in particular contain forward-looking statements (identified by the words “estimate,” “project,” “anticipate,” “plan,” “expect,” “intend,” “believe,” “hope,” and similar expressions) that are based upon management’s current expectations and speak only as of the date made. These forward-looking statements are subject to risks, uncertainties, and factors that could cause actual results to differ materially from the results anticipated in the forward-looking statements as set forth in Item IA of the Company’s Form 10-K for the year ended December 31 ,2005. These risks and uncertainties include:
-	the Company’s ability to successfully market new and existing products;

-	the Company’s ability to keep abreast of technological innovations and successfully incorporate them into new products;

-	the risks inherent in the development and release of new products, such as delays, unforeseen costs, technical difficulties, and regulatory approvals;

-	the Company’s current dependence on sole suppliers for key chemical components in the IMMULITE assays;

-	the Company’s products and operations are subject to regulation by various U.S. federal, state and foreign agencies and a violation of such regulations could adversely affect the Company;

-	competitive pressures, including technological advances and patents obtained by competitors;

-	environmental risks related to substances regulated by various federal, state, and international laws;

-	domestic and foreign governmental health care regulation and cost containment measures;

-	currency risks based on the relative strength or weakness of the U.S. dollar;

-	political and economic instability in certain foreign markets;

-	significant interruptions in production at the Company’s two principal manufacturing facilities would adversely affect its business and operating results;

-	changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board, or the American Institute of Certified Public Accountants (see Part II, Item IA herein); and

-	the effects of governmental or other actions relating to certain payments by the Company’s Chinese subsidiary.
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
Many instruments are placed other than by outright sale or sales-type leases. The Company enters into various types of operating lease arrangements with customers that generally provide for terms of three to five years and periodic rental payments. Revenue on these types of leases is recognized on a pro rata basis over the term of the lease. When an instrument is placed on a reagent rental basis, the customer agrees to pay a mark-up on reagents, but is not charged for the instrument. The Company also places instruments at no charge to the customer (“soft placement”) subject in certain cases to the customer’s agreement to purchase a minimum amount of reagents. In reagent rentals and soft placements, the only revenue recognized is based on reagent shipments. Under operating lease, reagent rental, and soft placements, DPC continues to own the instrument that is placed with the customer and the instruments come back to the Company at the end of the rental or lease period. These instruments are generally amortized on a straight-line basis over five years and maintenance costs are expensed as incurred. The Company also enters into service contracts with customers and recognizes service revenue over the related contract life (related costs are expensed as incurred).
Two important indicators used by management to evaluate financial performance are instrument shipments and reagent utilization. The number of IMMULITE instruments that the Company reports as being shipped in any period is net of instruments that come back to the Company due to the end of the related lease or rental period, or in connection with a trade-in on the purchase of a new model. Historically, the Company has rarely experienced sales returns, therefore no allowance has been provided. The Company refurbishes and seeks to place instruments that come back to the Company at reduced prices. Because of the different methods in which instruments are placed, total instrument sales vary from period to period based on the relative mix of placement methods, and such sales do not necessarily have a direct correlation to the number of instruments shipped during the period.
An important measure of the penetration of IMMULITE reagent sales is the average amount of reagents sold per instrument shipped, referred to as “reagent utilization”. It takes a number of weeks or months after an instrument is shipped for it to become fully functional with regard to reagent utilization because of the time it takes for a customer to become familiar with the operation of the instrument and all of the tests a customer can run on the instrument. The Company calculates average reagent utilization for a fiscal period by dividing IMMULITE reagent sales for the period by the total number of instruments shipped as of the end of the previous fiscal period.

Results of Operations
SUMMARY FINANCIAL DATA

(Amounts in thousands, except for share data)	Q1 2006	% change	Q1 2005

Sales	$129,623	13.9%	$113,826
Gross Profit	72,169		65,356
% of sales	55.7%		57.4%
Operating Expenses:
Selling	22,294		19,800
Research and Development	13,686		12,266
General and Administrative	13,176		12,556
Equity in Income of Affiliates	(2,990)		(2,553)

Total Operating Expenses, net	46,166	9.7%	42,069
% of sales	35.6%		37.0%
Operating Income	26,003	11.7%	23,287
% of sales	20.1%		20.5%
Interest/Other Income, net	2,133		180

Income Before Income Taxes and Minority Interest	28,136		23,467
Provision for Income Taxes	9,299		6,993
Income Tax Rate	33.1%		29.8%
Minority Interest	807		340

Net Income	$18,030	11.8%	$16,134

Earnings per share:
Basic	$0.61		$0.55
Diluted	$0.60		$0.54
Sales
The Company’s sales increased 13.9% in the first quarter of 2006 to $129.6 million compared to sales of $113.8 million in the first quarter of 2005. Sales of all IMMULITE products, including instruments, service, and reagents were $119.1 million in the first quarter of 2006, a 15.2% increase over 2005. IMMULITE products represented 92% and 91% of sales in the first quarter of 2006 and 2005, respectively. Various categories of IMMULITE product line sales in the first quarter of 2006 and 2005 are shown in the following chart:
IMMULITE Product Line Sales

(Amounts in thousands)	2006	% Change	2005
IMMULITE 2000/2500
Reagents	$75,583	18.3%	$63,865
Instruments and Service	13,501	70.0%	7,944

Total	89,084	24.1%	71,809
IMMULITE 1000
Reagents	25,685	-4.8%	26,985
Instruments and Service	4,379	-5.8%	4,651

Total	30,064	-5.0%	31,636

IMMULITE Product Line Sales	$119,148	15.2%	$103,445

The Company shipped a total of 231 IMMULITE systems during the first quarter of 2006, including 175 IMMULITE 2000/2500 systems and 56 IMMULITE 1000 systems. The total base of IMMULITE systems shipped grew to 11,158, including 4,460 IMMULITE 2000 and 2500 systems. In the first quarter of 2005 the Company shipped a total of 209 IMMULITE systems, including 139 IMMULITE 2000 and 2500 systems.

In 2006, as in the previous year, the growth of DPC’s business was driven primarily by ongoing demand for the IMMULITE 2000 and the IMMULITE 2500. The IMMULITE 2500, which was launched in June 2004, reduces the time it takes to get a result from tests, most importantly tests used by emergency rooms to aid in the diagnosis of cardiac conditions. It is for this reason that, although the 2500 has a higher price than the 2000, the 2500 may erode sales of the 2000. However the two instruments are otherwise very similar and the Company will continue to market the 2000 to a significant group of customers for which the faster test results are not critical, such as large reference laboratories. The IMMULITE 2000 and the 2500 have a longer sales process than the IMMULITE due to the higher sales price. The Company has also experienced a longer time delay between instrument placement and the ramp-up of reagent sales with the IMMULITE 2000 and the 2500, compared to the IMMULITE. Included in IMMULITE 2000/2500 equipment sales is revenue relating to the Company’s sample management system (SMS), a sample-handling device that can be attached to the IMMULITE 2000/2500. The Company has 67 tests available for use on the IMMULITE 2500, compared to 86 on the IMMULITE 2000, although not all of these tests have been approved by the FDA for use in the United States.
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
The increase in IMMULITE 2000/2500 instrument and service revenue in the first quarter of 2006 as compared to 2005 is due to a higher number of instruments being shipped and an increase in revenue from service and parts. The most significant increase in instruments sold was in Italy, which increased by 25 instruments compared to 2005. IMMULITE 1000 instrument revenue was higher in 2006 even though the number of instruments shipped declined due to a higher number of instruments being sold rather than being placed by other methods. However, service and parts revenue declined.
For the first quarter of 2006, IMMULITE 2000/2500 reagent utilization per instrument was $17,639 and IMMULITE reagent utilization per instrument was $3,867 as compared to the first quarter of 2005, when they were $17,459 and $4,248, respectively. The increase in utilization on the IMMULITE 2000/2500 is in part a result of new tests such as B-12, Folic Acid and ntPro-BNP being released outside of the United States. These tests are expected to be released in the United States in the next few quarters after the Company receives FDA clearance. A drop in average utilization per instrument on the IMMULITE is expected to continue as high volume IMMULITE installations are replaced with IMMULITE 2000’s and 2500’s and incremental IMMULITE placements go into lower volume environments.
Sales of the Company’s mature RIA products declined approximately 7% in the first quarter of 2006. RIA products represents 4% of sales in the first quarter of 2006, compared to 5% of sales in the first quarter of 2005. This trend is expected to continue. Sales of other DPC products increased to $1.6 million in the first quarter of 2006 from $1.3 million in the first quarter of 2005. This category also includes freight expenses billed to customers, approximately $1.2 million and $0.9 million in the quarters ended March 31, 2006 and 2005, respectively. Sales of non-DPC products, primarily through consolidated international affiliates, increased 44% in the first quarter of 2006 to $3.7 million, or 3% of sales, reflecting the continued success with products, such as clinical chemistry systems, developed by Thermo Electron Corporation, a manufacturer of clinical chemistry and automation instrumentation, that are sold in certain international markets.
In the first quarter of 2006, sales to domestic customers grew by 18% to 30% of total sales. The increase in domestic sales was due to increases in most customer segments. Foreign sales (including U.S. export sales, sales to non-consolidated foreign subsidiaries, and sales of consolidated subsidiaries) as a percentage of total sales were approximately 70% in the first quarter of 2006. Europe, the Company’s principal foreign market, represented 43% of sales in the first quarter of 2006 and 45% of sales in 2005. Sales in the Company’s German Group (DPC Biermann), which includes the Czech Republic and Poland, accounted for approximately 13% of sales, an increase of 2% over the first quarter of 2005. If the Euro had not weakened relative to the U.S. Dollar, the German subsidiary sales would have increased 10%. Sales in the Brazil region, which includes certain other Central and South American countries, accounted for approximately 11% of total sales in the first quarter of

2006, an increase of 29% over the first quarter of 2005, of which approximately 20% came from the strengthening of the Brazilian Real relative to the U.S. Dollar. In the past few years, the Real has been very volatile relative to the dollar.
Effective March 1, 2006, the Company increased its interest in DPC Tsakiris S.A., from 50% to 100% by acquiring the remaining outstanding shares not already owned by the Company for $4,149,000 in cash as part of the Company’s strategic efforts to increase its presence in certain markets. DPC Tsakiris S.A. is a distributor of the Company’s products in Greece. Before March 1, 2006, the Company accounted for its 50% ownership of DPC Tsakiris S.A. using the equity method; effective with the acquisition the Company consolidates the operations of this entity. Sales of the Greek affiliate totaled approximately $600,000 for the month ended March 31, 2006. Sales for this entity during the year ended December 31, 2005 totaled approximately $6.4 million, including sales of approximately $1.5 million in the quarter ended March 31, 2005.
Due to the significance of foreign sales, the Company is subject to currency risks based on the relative strength or weakness of the U.S. dollar. In periods when the U.S. dollar is strengthening, the effect of translation of financial statements of consolidated affiliates is that of lower sales and net income. In periods where the dollar is weakening, the impact is the reverse. Based on comparative exchange rates in the first quarter of 2006 and 2005, the dollar strengthened relative to the euro and weakened relative to the Brazilian real. The effect of the changes of exchange rates on sales was a negative 1.8%. Due to intense competition, the Company’s foreign distributors are generally unable to increase prices to offset any negative effect when the U.S. dollar is strong.
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
The Company has resolved these issues with both the SEC and the DOJ. In the second quarter of 2005, the Company paid an aggregate of approximately $4.8 million to those agencies, consisting of $2.0 million in fines and approximately $2.8 million in disgorgement of profits and related interest charges. The Company accrued $1.5 million in 2002 and an additional $3.4 million in 2004 with respect to these settlement costs. The Company’s Chinese subsidiary pled guilty to violations of the United States Foreign Corrupt Practices Act (“FCPA”) and agreed to take certain actions, including engaging an independent monitor for its FCPA compliance activities in China. The SEC issued a cease and desist order, and the Company agreed to take certain actions, including engaging an independent monitor for its FCPA compliance program. The Company recorded charges to its income tax provision related to the non-deductibility of the improper payments in China and other Chinese tax-related matters of $1.4 million in 2002 and $0.9 million in 2003. The termination of the improper payments in China has had and may continue to have a significant adverse effect on future operations in China because such termination could negatively influence a significant number of the Chinese subsidiary’s customers’ decisions as to whether to continue to do business with that subsidiary or result in actions by Chinese authorities. In the first quarter of 2006, the Chinese subsidiary had sales of $1.2 million, versus sales of $1.3 million in the first quarter of 2005.
In February 2004, the Company was informed by the U.S. Food and Drug Administration (FDA) that, based on inspectional findings that included data integrity and procedural issues related solely to the Company’s application for the IMMULITE Chagas test, the Company was subject to the FDA’s Application Integrity Policy (“AIP”). The FDA suspended its review of all applications submitted by the Company until the FDA determined that the Company had resolved these issues. On September 6, 2005, the Company was informed by the FDA that the suspension was lifted and that it was no longer subject to AIP.
In late July 2004, the Company was served with a subpoena requiring it to produce to the Federal grand jury for the Central District of California, documents relating to trading in the Company’s securities and the exercise of options by officers, directors and employees of the Company between December 30, 2003 and April 1, 2004. The subpoena also requested all documents relating to the FDA’s review of the Company’s diagnostic test to detect Chagas and any audits or reviews by the FDA between 2000 and the present relating to the Company’s products. Finally, the subpoena requested the personnel file of a former Company employee. The Company has cooperated with the United States Attorney and the SEC regarding these matters. An independent committee of the Board of Directors conducted an investigation of the trading issues and presented its findings and conclusions to the United States Attorney and the SEC. Management believes the ultimate resolution of this matter will not have a material financial impact on the Company.
The Company’s Brazilian subsidiary is a participant along with various other companies in a number of lawsuits against the Brazilian Government claiming unlawful taxation. Historically, the companies involved in these suits have had limited success in having these taxes over-turned. The Company has also purchased unused tax credits for approximately $1.0 million from an unrelated Company. However, due to uncertainty related to the Company’s ability to use these credits against its tax liabilities, it has fully reserved against the cost of these credits. These court cases typically take many years to be decided and the Company estimates what its most likely loss outcome will be based on the merits of the individual cases and advice of outside counsel. As of March 31, 2006, the Company has accrued for the amounts it believes it will have to pay. In the suit that involves the majority of the disputed taxes, in this case sales taxes, if the courts were to rule against the Company in all actions, it would create an additional liability of approximately $1.0 million. In March of 2005, the Company’s Brazilian subsidiary was informed by the Brazilian Government that it believed the Company owed additional tariffs due to a change the Company made to its product classification. The Company believes that it will prevail in this case. However, if the courts were to rule against it, it would create an additional liability of approximately $500,000.
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
On February 10, 2006, a second derivative action was filed in the Superior Court of the County of Los Angeles. This suit is entitled City of Tamarac General Employees’ Pension Trust Fund and City of Tamarac Police Officers’ Pension Trust Fund v. Sidney A. Aroesty, Robert M. Di Tullio, Frederick Frank, Kenneth A. Merchant, Maxwell H. Salter, James D. Watson, John Reith, Ira Ziering and Michael Ziering and nominal defendant Diagnostic Products Corporation, Case No. BC347385. The complaint alleges claims for breach of fiduciary duties, abuse of control, gross mismanagement, corporate waste, and unjust enrichment against certain officers and directors of the Company, all in connection with violations of the Foreign Corrupt Practices Act by the Company’s wholly owned Chinese subsidiary and the Company’s alleged failure to comply with FDA rules and regulations governing clinical testing and submission of data. The plaintiff seeks to recover, for the benefit of the Company, compensatory damages, punitive damages, equitable relief, and reimbursement of the plaintiff’s attorneys’ fees, costs and disbursements. The City of Tamarac Fund Plaintiffs voluntarily dismissed this action and, on March 24, 2006, filed a virtually identical derivative action in the United States District Court for the Central District of California, Case No. 06CV1796. Their new federal complaint asserts the same claims and requests for relief against the same defendants as in their prior derivative complaint.
Cost of Sales
Gross margin decreased to 55.7% in the first quarter of 2006 from 57.4% in the first quarter of 2005. This decrease was due in part to an increase in instrument sales as a percent of total sales and an increase in the cost of sales of the Company’s wholly owned European distributors related to the strengthening of the dollar relative to the euro. All products manufactured in the United States, which represents a significant portion of the

Company’s products, are dollar-based. However, a large percentage of these products are sold to Company-owned international distributors, which sell the products in their local currencies. In periods of a weakening dollar, sales as measured in dollars increase, resulting in higher gross margins. A strengthening dollar generally results in lower gross margins at international distributors. In addition the Company recognized $280,000 in cost of sales related to the adoption of SFAS 123(R) “Share-Based Payment”. See “Critical Accounting Policies.”
Operating Expenses and Other
Total operating expenses (selling, research and development, and general and administrative) increased in absolute dollars to $46.2 million in the first quarter of 2006 from $42.1 million in 2005, but decreased as a percentage of sales to 35.6% in the first quarter of 2006 from 37.0% in the same period of 2005. Selling expense rose reflecting an increase in head count and sales commissions related to the increase in sales. Research and development expense rose reflecting the Company’s continuing commitment to the development of new products. General and administrative expense also rose in the quarter, however the absolute amount was impacted by the strength of the dollar relative to the euro. Although all of the categories of operating expenses increased in absolute dollars, reflecting the higher levels of sales, activity and headcount, they did not rise as fast as sales. In addition the Company recognized $201,000, $321,000 and $619,000 in selling, research and development and general and administrative expense, respectively, in the quarter ended March 31, 2006 related to the adoption of SFAS No. 123(R).
Equity in income of affiliates represents the Company’s share of earnings in non-consolidated affiliates, principally the 45%-owned Italian distributor. The amount increased to $3.0 million in 2006 from $2.6 million in 2005. Effective March 1, 2006, the Company purchased the remaining 50% interest in its Greek distributor and it is now accounted for as a consolidated entity. The Greek distributor contributed $81,000 to equity in income of affiliates for the first two months of the quarter ended March 31, 2006.
Interest/other income-net includes interest income, interest expense, and foreign exchange transaction losses and gains. The net amount of interest/other income-net was $2.1 million in the first quarter of 2006 versus $180,000 in 2005. This difference was driven in part by a $1.0 million foreign currency transaction gain in 2006 versus a $310,000 loss in 2005 and an increase in interest and other income to $1.1 million in 2006 from $490,000 in 2005, reflecting the Company’s higher cash balances and higher interest rates.
Income Taxes and Minority Interest
The Company’s effective tax rate includes federal, state, and foreign taxes. The Company’s tax rate increased to 33.1% in the first quarter of 2006 from 29.8% in the first quarter of 2005. The increase was in part related to the fact that the United States Research and Development Tax Credit (the “Credit”) provisions of the tax code have not been renewed and accordingly the Company has not provided benefit for such credits in its tax provision for the quarter ended March 31, 2006. Although there are no guarantees that the Credit will be renewed, if it is renewed the Company believes its tax rate for the year will be closer to 30%. Minority interest represents the 44% interest in the Company’s Brazilian subsidiary held by a third party. Increases or decreases in this amount reflect increases and decreases in the profitability of the Brazilian distributor.
Net Income
Net income increased 12% to $18.0 million in the first quarter of 2006 or $.60 per diluted share from $16.1 million or $.54 per diluted share in the first quarter of 2005. Net income for the first quarter of 2006 included total stock-based compensation of $1.4 million before tax ($923,000 after tax) and none in 2005.
Contractual Obligations and Commitments
Except as set forth herein, the Company’s contractual obligations and commitments have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
On April 26, 2006, the Company, Siemens Medical Solutions USA, Inc. (“Siemens”), a wholly owned subsidiary of Siemens AG, and an acquisition subsidiary of Siemens (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Siemens will acquire all of the outstanding common stock of the Company.
The Merger Agreement contains certain termination rights for both the Company and Siemens. If the Merger Agreement is terminated under certain specified circumstances, the Company may be required to pay Siemens a termination fee of $44 million.
Additionally, on April 26, 2006, the Board of Directors of the Company approved the Company’s entry into Change in Control Severance Agreements (the “Agreements”) with each of the following individuals: Sidney Aroesty (President, Chief Operating Officer, and a Director of the Company); James Brill (Vice President, Finance and Chief Financial Officer of the Company); Douglas Olson (Chief Scientific Officer of the Company and President, Instrument Systems Division); and Fritz Backus (General Counsel of the Company) (collectively, the “Officers”). The initial term of each Agreement is twelve months, with automatic one-year extensions unless the Compensation Committee of the Company’s Board of Directors delivers written notice of non-renewal to the Officer at least six months prior to the end of the initial or extended term.
Each Agreement provides that the Officer will be entitled to certain severance benefits if, within twenty-four months following a Change in Control (as defined therein), the Officer experiences a qualifying termination of employment with the Company (a “Qualifying Termination”). The severance benefits include lump sum payments related to the Officer’s salary, bonus, and qualified retirement plan account; a lump sum payment for outplacement services for the Officer for the eighteen-month period following the Qualifying Termination; and continuation of the Officer’s medical and dental coverage, and car allowance and other Company car perquisites, for the eighteen-month period following the Qualifying Termination. The Agreements also provide for a “gross-up” payment to the Officer in the event that the payment of the severance benefits upon or following a Change in Control, when aggregated with any other payments the Officer may receive in connection with the Change in Control, result in the Officer being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (the “Excise Tax”). The gross-up payment is designed to place the Officer in the same after-tax position with respect to the payment of severance and other benefits in connection with a Change in Control that the Officer would have been in had the Excise Tax not been imposed.
During April 2006, the Company entered into a two-year extension of the operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of persons who are executive officers, directors, and/or shareholders of the Company expiring December 31, 2008. The annual rent for the period of the extension is approximately $1.1 million per year.
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
Intangible assets consist of purchased technology licenses and customer relationships. The technology licenses are amortized on a straight-line basis over the life of the patented technology. The technology license entered into in 2006 had an average amortization period of 10 years. The Company purchased no technology licenses in 2005. The technology licenses had a weighted average amortization period of 13 years for purchases in 2004 and 2003. The intangible asset customer relationships was acquired effective March 1, 2006, when the Company increased its interest in the Greece subsidiary, DPC Tsakiris S.A., from 50% to 100%. This asset is being amortized using the straight-line method over an estimated life of 10 years.
Deferred Income Taxes
Deferred income taxes represent the income tax consequences on future years of differences between the income tax basis of assets and liabilities and their basis for financial reporting purposes multiplied by the applicable statutory income tax rate. Valuation allowances are established against deferred income tax assets if it is more likely than not that they will not be realized. The Company has deferred income tax assets for state net operating loss carry-forwards and state research and development tax credits. Such loss carry-forwards and credits expire in accordance with provisions of applicable tax laws beginning in the years 2006 through 2011. The Company maintains a valuation allowance for substantially all of the net operating loss carry-forwards and the state research and development tax credit carry-forwards as it is more likely than not that they will not be recovered.
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
Stock-Based Compensation Expense
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This standard requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that the cost be recognized over the vesting period. Effective January 1, 2006, the Company adopted SFAS No. 123(R) and elected to adopt the modified prospective application method. Accordingly, prior period amounts have not been restated. The Company uses the Black-Scholes model to determine the fair value of share-based payments for stock awards.
Beginning January 1, 2006, stock-based compensation expense is recorded for new stock option awards, based on the fair value of the award, and is recognized as expense over the vesting period. Additionally, stock compensation expense is recorded, based on the vesting of the awards, for stock option awards issued prior to January 1, 2006 but not yet vested. Stock-based compensation expenses are amortized under the straight-line attribution method for stock awards.
The adoption of SFAS No. 123(R) on January 1, 2006, decreased the Company’s pre-tax income by $1,421,000, decreased net income by $923,000, decreased basic income per share by $0.03 per share and decreased diluted net income per share by $0.03 per share. Cash provided by operating activities decreased and cash provided by financing activities increased by $262,000, due to excess tax benefits from stock-based payment arrangements.
The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was approximately $1.3 million and $2.0 million, respectively. As of March 31, 2006, $13,439,000 of total unrecognized compensation cost related to non-vested awards will be recognized over a weighted average period of 3 years.
The key assumptions used in the Black-Scholes model to estimate the fair value of the Company’s option awards during the quarters ended March 31, 2006 and 2005 are as follows:

	2006	2005
Expected option life	6.0 years	7.3 years
Dividend yield	0.62%	0.77%
Volatility	34%	35%
Risk-free interest rate	4.55%	4.15%
Forfeiture rate	10.6%	10.2%
The expected life (estimated period of time outstanding) of options granted was estimated using the historical exercise behavior of employees using the simplified method. The expected dividend yield is computed using the current dividend rate in effect at the time of grant. The expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant based on the expected term of the options. During 2006 and for purposes of the pro forma information prior to January 1, 2006, the Company included in the Black-Scholes model used for determining fair value an estimated forfeiture rate determined at the time of grant, which is revised if necessary if actual experience is different than estimated.
The assumptions that were made represent management’s best estimate, but they are highly subjective and inherently uncertain. If management had made different assumptions, the calculation of the options’ fair value and the resulting stock-based compensation expense could differ, perhaps materially, from the amounts recognized in the Company’s financial statements. See Note 3 of Notes to Consolidated Financial Statements.
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
Liquidity and Capital Resources
The Company has adequate working capital and sources of capital to carry on its current business and to meet its existing capital requirements for the upcoming year. At March 31, 2006 and December 31, 2005, the Company had cash and cash equivalents of $107.9 million and $112.9 million, respectively. Net cash flows from operating activities was

$10.2 million in the first quarter of 2006, consisting of $30.9 million provided by net income ($18.0 million) adjusted for depreciation and amortization ($12.6 million), and other non-cash items ($0.3 million) included in net income, less $20.7 million used in changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities were a $10.0 million increase in inventories, which includes $7.6 million in placed instruments, a $6.6 million increase in accounts receivable both relating to the increase in sales, a $5.1 million reduction in accounts payable and a $4.0 million reduction in accrued liabilities of which $6.6 million related to the funding of the Company’s 401(K) plan. The Company also generated $5.8 million from an increase in income taxes payable. Net cash flows from operating activities was $12.8 million in the first quarter of 2005, consisting of $28.1 million provided by net income ($16.1 million) adjusted for depreciation and amortization ($12.1 million), less other non-cash items ($0.1 million) included in net income, less $15.3 million used in changes in operating assets and liabilities. The most significant elements of the net cash used in operating assets and liabilities were a $9.4 million increase in inventories, which includes $7.4 million in placed instruments, a $4.0 million increase in accounts receivable and a $9.2 million reduction in accrued liabilities of which $6.1 million related to the funding of the Company’s 401(K) plan.
Cash flows for investing activities consist primarily of additions to property, plant and equipment, the purchase of the remaining interest of the Greece distributor and the acquisition of technology licenses. Additions to property, plant and equipment were $4.0 million and $9.7 million in the first quarter of 2006 and 2005, respectively. In 2006, these additions were partially related to equipment purchases in Los Angeles and New Jersey. In 2005, the additions were in part related to the expansion of the Company’s manufacturing facility in New Jersey and increases in equipment in Los Angeles. In 2006, investing activities included $3.8 million related to the acquisition of the remaining 50% interest in the Company’s Greek distributor, net of cash received, and $4.1 million for the acquisition of license agreements. In 2006, the Company paid for technology licenses in the amount of $1.0 million that was included in accrued liabilities at December 31, 2005. The Company decreased borrowings by $1.8 million in the first quarter of 2006 and $1.2 million in the first quarter of 2005. The Company’s foreign operations are subject to risks, such as currency devaluations, associated with political and economic instability. See discussion above under “Results of Operations.”
The Company has a $20 million unsecured line of credit with Wells Fargo Bank. No borrowings were outstanding at March 31, 2006 or December 31, 2005 under the line of credit. The line of credit matures July 2007, at which time the Company expects to enter into a similar borrowing agreement. The Company had notes payable (consisting of bank borrowings by the Company’s foreign consolidated subsidiaries payable in the local currency, some of which are guaranteed by the Company) of $9.8 million at March 31, 2006 compared to $11.6 million at December 31, 2005. The Company paid a quarterly cash dividend of $.06 per share, on a split-adjusted basis, from 1995 until the fourth quarter of 2004. In the fourth quarter of 2004, the Company increased its quarterly cash dividend to $.07 per share.
New Accounting Pronouncements
SFAS 154-In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a significant effect on the Company’s financial statements.
SFAS 151-In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a significant effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes during the quarter ended March 31, 2006, from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Reporting
The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that such disclosure controls and procedures were adequate and effective.
Internal Control Over Financial Reporting
Effective March 1, 2006, the Company increased its interest in DPC Tsakiris S.A., from 50% to 100% by acquiring the remaining outstanding shares not already owned by the Company. DPC Tsakiris S.A. is a distributor of the Company’s products in Greece. Before March 1, 2006, the Company accounted for its 50% ownership of DPC Tsakiris S.A. using the equity method; effective with the acquisition the Company consolidates the operations of this entity. At March 31, 2006, the Company is in the process of evaluating the reporting controls and processes of DPC Tsakiris S.A.
Other than the impact of the acquisition of DPC Tsakiris S.A., there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information contained in Note 13 to the Consolidated Financial Statements in Item I, Part I hereof is hereby incorporated by reference.
Item 1A. Risk Factors
The Company has previously discussed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2005. Additionally, the Company has discussed in Part I Item 2, “Management’s Discussion and Analysis of Financial Condition and Results,” certain other risks and uncertainties, including changes in accounting standards.
Item 5. Other Information
During April 2006, the Company entered into a two-year extension of the operating lease for a portion of its Los Angeles manufacturing facility with a partnership comprised of persons who are executive officers, directors, and/or shareholders of the Company expiring December 31, 2008. The annual rent for the period of the extension is approximately $1.1 million per year.

Item 6. Exhibits

Exhibits
2.1	Agreement and Plan of Merger dated as of April 26, 2006, among Siemens Medical Solutions USA, Inc., Dresden Acquisition Corporation and Diagnostic Products Corporation (incorporated by reference to Form 8-K filed on May 1, 2006). The Company’s Disclosure Schedules referred to in Article III of the Merger Agreement have not been filed herewith pursuant to item 601(b)(2) of Regulation S-K. The Disclosure Schedules contain information required by the Merger Agreement including modifications, qualifications and exceptions to the Company’s representations and warranties contained therein. Accordingly, persons should not rely on the representations and warranties in the Merger Agreement as characterizations of the actual state of facts, since they are modified by the Disclosure Schedules and the information may change from that existing on the date of the Merger Agreement. The Company agrees to furnish supplementally a copy of the Disclosure Schedules to the Commission upon request, subject to a request for confidential treatment where appropriate.

10.1	Amendment to Lease dated April 26, 2006 between Diagnostic Products Corporation and 5700 West 96th Street, a general partnership.

*10.2	Form of Change in Control Severance Agreement (incorporated by reference to Form 8-K filed on May 2, 2006)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 906 Officers’ Certification

*	Management contracts, compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DIAGNOSTIC PRODUCTS CORPORATION
(Registrant)

/s/ Michael Ziering	Chief Executive Officer and	May 10, 2006
Michael Ziering	Chairman of the Board
(Principal Executive Officer)
Director

/s/ James L. Brill	Vice President-Finance	May 10, 2006
James L. Brill	(Principal Financial and Accounting
Officer)
EXHIBIT INDEX
2.1	Agreement and Plan of Merger dated as of April 26, 2006, among Siemens Medical Solutions USA, Inc., Dresden Acquisition Corporation and Diagnostic Products Corporation (incorporated by reference to Form 8-K filed on May 1, 2006). The Company’s Disclosure Schedules referred to in Article III of the Merger Agreement have not been filed herewith pursuant to item 601(b)(2) of Regulation S-K. The Disclosure Schedules contain information required by the Merger Agreement including modifications, qualifications and exceptions to the Company’s representations and warranties contained therein. Accordingly, persons should not rely on the representations and warranties in the Merger Agreement as characterizations of the actual state of facts, since they are modified by the Disclosure Schedules and the information may change from that existing on the date of the Merger Agreement. The Company agrees to furnish supplementally a copy of the Disclosure Schedules to the Commission upon request, subject to a request for confidential treatment where appropriate.

10.1	Amendment to Lease dated April 26, 2006 between Diagnostic Products Corporation and 5700 West 96th Street, a general partnership.

*10.2	Form of Change in Control Severance Agreement (incorporated by reference to Form 8-K filed on May 2, 2006)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 906 Officers’ Certification

*	Management contracts, compensation plans or arrangements.